Form 10KSB
period 2006-06-30
BITECH PHARMA, INC.
filed 2006-11-29
CIK 1347188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended June 30, 2006

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file number: 000-51684

BITECH PHARMA, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	75-2835075
(State or Other Jurisdiction	(I.R.S. Employer I.D. No.)
incorporation or organization)

3505 Cadillac Ave., #F7 Costa Mesa, CA	92626
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number	714-825-0680

5980 Horton Street, suite 405, Emeryville, California 94608
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common stock, $0.001 par value

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Registrant’s revenues for its most recent fiscal year were US $6,114,000.

There were 12,755,102 shares of Common Stock issued and outstanding as of November 28, 2006.

DOCUMENT INCORPORATED BY REFERENCE

EXHIBITS incorporates by reference certain information which has been filed with the Securities and Exchange Commission.

Transitional Small Business Disclosure Format: Yes ☐ No ☑

BiTech Pharma Inc.

Table of Contents

	Page Number

Part I

Item 1	Description of Business	1
Item 2	Description of Property	45
Item 3	Legal Proceedings	46
Item 4	Submission of Matters to a Vote of Security Holders	36

Part II

Item 5	Market for Company's Common Stock and Related	46
	Stockholders Matters
Item 6	Management's Discussion and Analysis or Plan of Operation	46
Item 7	Financial Statements	58
Item 8	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosures
Item 8A	Controls and Procedures	58

Part III

Item 9	Directors, Executive Officers, Promoters and Control Persons;	59
	Compliance with Section 16(a) of the Exchange Act
Item 10	Executive Compensation	59
Item 11	Security Ownership of Certain Beneficial Owners and	63
	Management and Related Stockholder Matters
Item 12	Certain Relationships and Related Transactions	64
Item 13	Exhibits	64
Item 14	Principal Accountant Fees and Services	65

FINANCIAL STATEMENTS		F-1

EXHIBITS

PART I

Certain statements in this report on Form 10-KSB (the “Report”) constitute "forward-looking statements." These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The forward-looking statements in this Report are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will", "estimate", "continue" and other similar expressions regarding our intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, many of which are beyond our control. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Report with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this Report, including those set forth under "Risk Factors".

Item 1 - Description of Business

Overview

BiTech Pharma, Inc. (the “Company” or “BiTech”), formerly known as China RX Holdings, Inc., is a holding company with no significant independent operations and no significant assets other than the capital stock of its subsidiaries, ProteomTech, Inc. (“PTI”) and First Capital Asia Investments Limited (“First Capital”). In the following discussion, the words “the Group”, “we”, “our” and “us” refer to the BiTech and its subsidiaries comprised of PTI, First Capital, and Guizhou Baite Pharmaceutical Co., Ltd. (“Baite”).

BiTech, which changed its name from China RX Holdings, Inc. to BiTech Pharma, Inc. on January 18, 2006, was incorporated in the State of Delaware on December 28, 2004. On December 29, 2004, BTHC I, LLC, a Texas limited liability company (“Ballantrae LLC”), merged with and into BiTech.

Commencing on March 28, 2003, Ballantrae LLC filed for protection under Chapter 11 of the Federal Bankruptcy Act in the United States Bankruptcy Court, Northern District of Texas-Dallas Division. Prior to filing for bankruptcy protection, Ballantrae LLC and its related companies were engaged in the operation and management of nursing home facilities. The First Amended Joint Plan of Reorganization (the “Joint Plan”) was approved by the United States Bankruptcy Court on November 29, 2004. As a result of Ballantrae LLC’s emergence from bankruptcy, the entity had no significant assets, liabilities or operating activities. From November 29, 2004, the date the Joint Plan was approved by the bankruptcy court, through June 30, 2005, the date that BiTech, the bankruptcy mandated successor to Ballantrae LLC, effected the combination transaction with PTI, the post-bankruptcy entity did not engage in any business operations other than seeking to satisfy the bankruptcy court’s requirement that the entity locate and combine with an existing privately-held company. Pursuant to the Joint Plan, the Company issued 450,000 shares (“Plan Shares”) of common stock to certain of its creditors. The Plan Shares were issued pursuant to Section 1145(a)(1)(A) of the United States Bankruptcy Code (the “Bankruptcy Code”) and accordingly are not subject to the statutory restrictions on transferability, except those set forth in Section 1145 of the Bankruptcy Code or otherwise applicable federal law.

First Capital was incorporated in the British Virgin Islands (“BVI”) on July 7, 2003. PTI is incorporated in the State of Delaware, and its operations are mainly focused on developing and producing therapeutic proteins. Lin’s Investment Management Co., Ltd., the only shareholder of First Capital, which held 27,000,000 shares of common stock of PTI, owns 59.17% of the shares of PTI. Baite, as the 100% subsidiary of First Capital, is an affiliated company to PTI accordingly. In order to expand and develop the business of BiTech, on June 30, 2005, the Company acquired all of the equity interests of PTI and First Capital in exchange for the issuance of 11,505,102 shares of common stock, which represented approximately 90.2% of the issued and outstanding shares of common stock at the time of the exchange. As a result of these acquisitions, PTI and First Capital became wholly owned subsidiaries of the Company. The only business of First Capital is the operation of Baite, a company incorporated in the People’s Republic of China (the “PRC”). A chart of the structure of the companies, including BiTech, PTI, First Capital, and Baite, is illustrated as below:

Prior to the acquisition by BiTech

After the acquisition by BiTech

Business of PTI

PTI was incorporated in Delaware on April 6, 2001. PTI is a drug development company focusing on developing and producing therapeutic proteins.

Overview of PTI

PTI was established to commercialize a unique protein refolding technology (“Pt-Fold Technology”), which was initially developed by the company’s founder Dr. Henry Lin at the Oklahoma Medical Research Foundation (OMRF). When proteins are expressed in E. Coli, they tend to aggregate in insoluble inclusion bodies. The Pt-Fold technology can be used to convert these aggregated and denatured proteins to stable and active proteins. This conversion is considered a key step in protein production from E. Coli.

PTI is located in the San Francisco Bay Area. PTI’s main business is developing and producing therapeutic proteins through refolding E.coli inclusion bodies technology. PTI has developed a pipeline of two replacement protein drugs and two novel proteins with its potential first Investigational New Drug (IND) filing with the Food and Drug Administration of the United States (the “FDA”) at the end of 2006.

At present, PTI is primarily an R&D company with no marketed products, however, the company provides its customers with fee-based protein re-folding contracting services. As of June 30, 2006, we have entered into more than 20 contracts relating to the fee-based services, the majority of which brought in revenues in the range of $20,000 - $50,000. In addition to the fee-based service, our revenues are also from the licensing agreement and sale, lease of medical apparatus. In the fiscal year ended June 30 of 2005, the operating expense of PTI was $2,372,000, and in the fiscal year ended June 30 of 2006, the operating expense of PTI was $2,505,000. Since PTI is primarily an R&D company, the majority of the operating expense is directly or indirectly related to R&D activities.

Protein therapeutics is among the most successful biotechnology drugs in the past two decades. The top 10 biotechnology drugs in 2004 are all protein drugs, with $15.6 billion in combined US sales for the year (Standard & Poor Industry Surveys: Biotechnology, 12/2005). Currently there are hundreds of biotech and pharmaceutical companies engaging in protein drug development and commercialization. In our opinion, PTI’s potential competitive advantage is two-fold:

1) Using its proprietary protein refolding technology, PTI is capable of producing proven and promising therapeutic proteins that are difficult to produce by other methods, thus expanding the candidate pool of protein drugs.

2) By producing recombinant proteins in E. coli using Pt-Fold, PTI is able to produce high quality protein drugs in much shorter development time and at much lower cost compared to mammalian cell culture or other recombinant protein expression systems.

In addition, PTI is using its China affiliate’s facility for accelerated drug approval and marketing in China, and in turn to validate the clinical development investment in the US and global market.

However, PTI is a small company and has limited resources, which may prevent us from materializing our potential competitive advantage. In addition, we are facing fierce competition in both protein refolding and production technology and protein drug development. Many of these competing biotech and pharmaceutical companies have significantly greater financial resources, and larger research and development and marketing staffs than ours. It is also possible that our technology may lose its advantage or become obsolete due to continuous and substantial technological change in the biotech industry.

Government Regulation

Currently PTI does not have any products, but our future products and product candidates will be subject to comprehensive preclinical and clinical testing requirements and approval processes by the FDA and by similar authorities in other countries. All of PTI’s human therapeutic products will be classified as biologic products. The FDA regulatory process is carried out in several phases. Pre-clinical studies need to be conducted to test a proposed new biologic product in animal and laboratory models prior to human clinical testing. The results of these studies and scientific information on the proposed product are included in an Investigational New Drug Application (the “IND”) filed with the FDA. It also includes information on manufacture of the product and studies on toxicity in animals and a clinical protocol outlining the initial investigation in humans.

After IND is approved, the drug candidate can be tested in human clinical trials. The initial stage of clinical testing, Phase I, usually comprises safety, pharmacokinetic and pharmacodynamic evaluations. In Phase II testing, a drug candidate is investigated in specific disease states for preliminary efficacy data and additional information on safety. Phase III studies are designed to further establish clinical safety and efficacy and to provide information allowing proper labeling of the product following approval. Phase III studies are most commonly multi-center, randomized, placebo-controlled trials in which rigorous statistical methodology is applied to clinical results. Other designs may also be appropriate in specific circumstances.

Following completion of clinical trials, a Biologics License Application (the “BLA”) is submitted to the FDA to request marketing approval. Internal FDA committees are formed to evaluate the application, including scientific background information, animal and laboratory efficacy studies, toxicology, manufacturing facility and clinical data. Also, during the later stages of review, the FDA conducts an inspection of the manufacturing facility to establish that the product is made in compliance with Good Manufacturing Practice (the “GMP”). If all outstanding issues are satisfactorily resolved and labeling established, the FDA issues a license for the product and for the manufacturing facility, thereby authorizing commercial distribution.

The FDA has substantial discretion in both the product approval process and the manufacturing approval process. It is not possible to predict at what point, or whether, the FDA will be satisfied with our submissions or whether the FDA will raise questions which may delay or preclude product development, product approval or manufacturing facility approval. There is no assurance that PTI can gain the necessary approvals. Failure to do so would have a material adverse effect on PTI’s ability to achieve its business goals and implement its business strategy.

Environmental, Health, Safety and Other Regulations.

In addition to the laws and regulations that apply to the development, manufacture and sale of its products, PTI’s operations are subject to numerous federal, state and local laws and regulations. Its R&D activities involve the use, storage, handling and disposal of hazardous materials, and chemicals and, as a result, PTI is required to comply with regulations and standards of the Occupational Safety and Health Act (the “OSHA”) and other safety and environmental laws. Although we believe that PTI’s activities currently comply with all applicable laws and regulations, the risk of accidental contamination or injury cannot be completely eliminated. In the event of such an accident, PTI could be held liable for any damages that result, which could have a material adverse effect on its business, financial condition and results of operations.

Overview of the market

Since completion of the Human Genome Project, pharmaceutical and biotech companies are in need of various human proteins for drug development and healthcare research. The issue for all of these companies is how to get sufficient quantities of large numbers of proteins at reasonable cost. There is an increasing demand for recombinant proteins to replace existing protein drugs derived from animal products, such as urokinase, alpha-1 anti-trypsin, and thrombin. These products have potential concerns of viral contamination and the material sources may be limited.

PTI addresses the above unmet needs by applying its robust protein refolding technology to develop and produce (1) recombinant proteins for replacing existing animal product derived protein drugs and (2) novel protein therapeutics using the inexpensive E .coli system.

The products in PTI’s pipeline (see “Product Plan,” below) address the following market segments:

•	Angiogenesis inhibitor market -- addressed by Vascular Endothelial Growth Factor Inhibitor (rVEGI.)
•	Plasminogen activators market -- addressed by Recombinant Prourokinase (rProUK).
•	Lung diseases market (alpha-1 antitrypsin deficiency, or A1AD, and chronic obstructive pulmonary diseases, or COPD) -- addressed by Recombinant Alpha-1 Antitrypsin (rAAT).
•	Liver diseases market -- addressed by Recombinant Augmenter of Liver Regeneration (rALR).

Product Plan

Currently, PTI is focusing on internal development of a diverse portfolio of therapeutic proteins. They are in two categories: (1) improved products of existing protein drugs, and (2) novel proteins with better indications of clinical utilities. These proteins, which are otherwise difficult to recover from E. coli inclusion bodies with other technologies, have been successfully refolded with PTI’s unique refolding process. Each of the current primary products is described in detail below.

Category 1: Replacement Recombinant Protein Drugs

1. Recombinant Prourokinase (rProUK)

●	Medical: for treating cardiovascular diseases, heart attack, stroke, DVT, PAO.
●
Competition: Abbott’s urokinase from primary human fetal kidney cells has potential human pathogen contamination concerns. Tissue plasminogen activators have bleeding side effect. Abbott’s proUK is produced in mammalian cell culture and not yet approved by FDA.

●
If developed, we expect PTI’s products to be more stable with lower cost of producing rProUK from E. coli, and we expect them to have a better safety profile for replacing existing urokinase and streptokinase.

●	PTI’s research has been funded by Small Business Innovation Research (the “SBIR”) grant.
●	Time line: PTI is ready for preclinical studies; expected filing of IND application in 2006 and filing of a New Drug Application (NDA) with the Food and Drug Administration in 2009.

2. Recombinant Alpha-1 Antitrypsin (rAAT)

●	Medical: for alpha-1 antitrypsin deficiency and chronic obstructive pulmonary diseases.

●	Competition: The only existing AAT purified from human plasma has viral contamination concerns. Arriva’s rAAT is produced from yeast and in phase II trial.
●	If developed, PTI products will be more stable with lower cost of producing rAAT to replace human plasma AAT.
●	Timeline: In PTI’s research stage now; expected IND filing with the FDA in 2007.

Category 2: Novel Recombinant Protein Drugs

1. Vascular Endothelial Growth Factor Inhibitor (rVEGI)

●	Medical: angiogenesis inhibitor, potential use for various cancers in late or early stage, and other angiogenesis caused indications such as macular degeneration.
●
Significance: Genentech’s Avastin, approved for colon cancer recently, is an antibody protein and expecting to become a new blockbuster drug. VEGI is a natural human antiangiogenesis factor, and is expected to have better therapeutic potential than Avastin.

●	Competition: Many other angiogenesis inhibitors and anit-angiogenesis antibodies exist.
●	The advantage of PTI is its exclusive license of VEGI patent. Only PTI can refold VEGI E. coli. PTI’s research has been funded by NIH SBIR II grant.
●	Timeline: PTI is currently conducting preclinical studies, and expected IND filing at the end of 2005.

2. Recombinant Augmenter of Liver Regeneration (rALR)

●	Medical: hepatopoietin, potential use for various liver diseases, hepatitis B&C, cancers.
●
Competition: There are several companies in China, however they still have difficulty to produce stable proteins. If developed, we expect that PTI will be able to refold rALR to a more stable and active form with lower cost from E. coli.

●	Timeline: Currently in PTI’s research stage with an IND filing projected for 2008.

Pt-Fold technology

Pt-Fold is a technology which can recover proteins from E. coli inclusion bodies. By using this technology, PTI has refolded more than 200 proteins in the past 2-3 years.

The protein refolding technology Pt-Fold was initially developed by the company’s founder, Dr. Henry Lin, when he was an adjunct professor at the Oklahoma Medical Research Foundation (“OMRF”).

Patent Portfolio

PTI owns the following U.S. patents or license rights:

PTI Patent related Portfolio
Technology	Title of Patent	Patent Status	Patent Owner
Refolding, PTI’s core technology	Universal Procedure for Refolding Recombinant Proteins	US/PCTô US patent #6,583,268	OMRF, (PTI has exclusive license)
VEGI isoforms, genes, proteins and function	Novel Isoforms of Vascular Endothelial Cell Growth Inhibitor	US/PCT, filed on Nov. 9, 2001	Georgetown Univ., (PTI has exclusive license)
VEGI refolding process	Methods for Production of Recombinant VEGI-192a	US provisional, filed on Dec 11, 2003	PTI
VEGI for cancer therapeutics	Methods for Treating Cancer Using Vascular Endothelial Cell Growth Inhibitor VEGI-192a	US provisional, filed on Dec 11, 2003	PTI and University of Pittsburg
Pro-UK refolding process	Methods for Production of Recombinant Urokinase	US/PCT, filed on Apr. 16, 2003	PTI
PTR, automated refolding instrument	Apparatus for Refolding Protein and Method of Using Same	US/PCT, Filed on May 19, 2003	PTI/PSS

Note: the first two items in the above list are process patents, and the rest are drug candidate products. The first patent (U.S. patent #6,583,268) expires in 2020, and the other patent applications are still pending for approval.

PTI’s Business Model

We expect that PTI will generate revenue from the followings business operations:

(1)
By developing a pipeline of protein drugs that are recombinant replacement products or novel therapeutics. The replacement products (e.g. rProUK, AAT,) will offer lower development risk. PTI is focusing on proteins that are difficult to recover from E. coli inclusion bodies comparing with other competing methods. PTI provides protein refolding contract service to major pharmaceutical companies.

(2)	By partnering with other institutes and companies to co-develop internal drugs to market or out-license for short or long term royalties at different stages.

(3)
By providing access to Pt-Fold technology for other companies to co-develop their drugs by using E. coli system, focusing on short-term revenues from upfront fees and milestone payments. PTI has signed the first co-development agreement with a research institute for its IL2 mutant drug.

(4)	By accelerating the delivery of our new products through our operations in China.

Accordingly, we expect PTI to generate revenues from:

Out-licensing to obtain royalty fees
Contract service fees
Partner service fees
Government grants for research and development

Investment

On August 19, 2005, PTI invested approximately US$ 26,785 in ProteoGenesys, a company incorporated in Japan. ProteoGenesys is mainly engaged in the research, development, manufacturing, sales and lease of machine apparatus for medical treatment, precision machine, reagent, and software. The investment in ProteoGenesys contributes to the development and commercialization of PTR, an automatic machinery system which can perform protein refolding and purification.

Employees

As of June 30, 2006, PTI had a total of 12 of employees.

Business of First Capital

First Capital was incorporated in the BVI on July 7, 2003. First Capital is a holding company with no significant independent operations and no significant assets other than the capital stock of Baite. The following business of First Capital is carried on by Baite.

Overview of Baite

Baite is a pharmaceutical company that is principally engaged in manufacturing and selling Chinese herbal medicine and chemical medicine, both as prescription medications and as over-the-counter medications.

Baite is a wholly foreign owned enterprise established in Guiyang City of Guizhou Province of PRC on July 16, 1994. IST Ventures Limited, a company incorporated under the laws of Hong Kong Special Administrative Region (the “IST”), as Baite’s sole shareholder, invested USD 210,000 to establish Baite. On May 7, 1998, the investment capital was increased to USD 310,000.

Baite’s original name was Guizhou Xingye Pharmaceutical Co., Ltd, which was changed to Guizhou Yibai Xingye Pharmaceutical Co., Ltd. on November 13, 2003 and changed to Guizhou Baite Pharmaceutical Co. Ltd on August 15, 2005.

On January 4, 2005, IST entered into a Share Transfer Agreement with First Capital to transfer all the equity interests in Baite to First Capital for consideration of USD 500,000. Effective as of January 23, 2005, First Capital became the sole shareholder of Baite, which remains a wholly foreign owned enterprise as defined under the Chinese law.

Baite’s principal executive office is located at No. 220-2 Baiyun Road, Guiyang, Guizhou Province, China.

The Pharmaceutical Industry of the PRC

Overview of the Pharmaceutical Industry

The pharmaceutical industry in China is one of the 28 industries identified in the “Catalogue of Enterprises, Products and Technologies being Strongly Encouraged by the State” (2004 revision). In 2002, the pharmaceutical industry accounts for approximately 3.2% of China's GDP (Source: the first paragraph in ‘Present Situation & Trend of Development of China’s Medicinal Industry’, Feb. 24, 2005, http://blog.fh21.com.cn/post/65/106). The industry's primary categories include chemical medicine, Chinese herbal medicinal material, Chinese herbal medicinal film, prepared Chinese herbal medicine, antibiotics, biological products, biological medicine, radioactive medicine, medical appliances, sanitation materials, pharmaceutical machinery, medical packaging, and trading.

According to statistics reported by PRC’s State Food and Drug Administration (the “SFDA”), there were about 5,071 manufacturing pharmaceutical companies (not including companies producing all Chinese herbal medicinal film, medical oxygen, reagent of in-vitro diagnosis or medical supplementary materials) (Source: the second paragraph in ‘Policies Enacted Frequently, and the Pharmaceutical Industry Grow Steadily’, September 11, 2004, http://www.chinapharm.com.cn/html/scfx/13324920040910.html) total market share of the top 20 biggest companies was less than 42% compared to 66% in USA. (Source: the third paragraph in ‘Five Characters in Pharmaceutical Industry and Investment Analysis’, November 23, 2005, http://www.biotech.org.cn/news/news/ show.php?id=28798). In 2004, PRC’s pharmaceutical industry realized sales of RMB347.6 billion (approximately US$ 41.98 billion) and net profits of RMB30.64 billion (approximately US$ 3.70 billion) (Source: the second paragraph and third paragraph in ‘The Analysis of Chinese Pharmaceutical Industry in 2004 and the Tendency in 2005’  http://www.jlthx.gov.cn/ zsyz/hyzx/200505/3609.html). The growth rate of sales in PRC’s pharmaceutical industry in 2005 is expected to be 17%, as expected sales will amount to RBM376.6 billion (approximately US$ 45.48 billion) (Source: the second paragraph of section nine in ’Investment Strategy Report on China’s pharmaceutical Industry in 2005’, http://www.chnci.com/Article_Show.asp?ArticleID=1721). In 2005, the projected gross profit margin was 34.2%. (Source: the fifth paragraph of the eighth section in “Biological Product will increase 27%”http://tw.netsh.com/eden/bbs/710410/html/table_2403473.html).

Overview of the Chinese Herbal Pharmaceutical Industry

Baite’s principal business falls into the Chinese herbal medicine manufacturing sub-industry of the pharmaceutical manufacturing industry. As of 2002, there are 1,141 kinds of Chinese herbal medicine which have passed the national registration process, including 11.5% Level 1 new drugs, 6.5% Level 2 new drugs, 40% Level 3 new drugs, 40% Level 4 new drugs and 2% Level 5 new drugs (Source: the second sub-section of section three in ‘Overview of the Chinese Herbal Pharmaceutical Industry’, April 20, 2002, http://www.kangqiaonet.com/newspub/yanxianni.php?tid=27&id=1721).

The Chinese herbal medicine sub-industry has grown in China in the past ten years. In 1999 there were totally 1,033 Chinese herbal medicine manufactures in China which realized RMB 34.6 billion (approximately US$ 4.18 billion) revenue and RMB3.7 billion (approximately US$0.447 billion) profits (Source: the 1.4 section in ‘Researching Report on the Chinese Herbal Pharmaceutical Industry’, Feb 6, 2002, http://www.tysc.com.cn/news/news_detail.php?id=71560&cat_id=31). From 1996 to 2000, the Chinese herbal medicine finished products industry grew at an average rate of 24.6% compared with 18% of the total pharmaceutical industry in China (Source: the second paragraph of section one in ‘Overview of the Chinese Herbal Pharmaceutical Industry’, April 20, 2002, http://www.kangqiaonet.com/newspub/yanxianni.php?tid=27&id=1721).

A company wishing to enter into the pharmaceutical industry must comply with the standards and regulations set forth by the government. In the PRC, SFDA is the authority that monitors and supervises the administration of the pharmaceutical industry including pharmaceutical products, medical appliances, and equipment. Firstly, pharmaceutical manufacturing enterprises must obtain a Pharmaceutical Manufacturing Enterprise Permit (“Permits”) issued by the relevant pharmaceutical administrative authorities and relevant health departments at the provincial level where the enterprise is located (“Relevant Pharmaceutical Authorities”). Furthermore, all pharmaceutical products produced in the PRC, with the exception of Chinese herbal medicines in soluble form, must bear a registered number approved by the appropriate governmental authorities in the PRC. Lastly, in accordance with the World Health Organization, the PRC now requires compliance with Good Manufacturing Practice (“GMP”) standards in pharmaceutical production in order to minimize the risks involved in any pharmaceutical production that cannot be eliminated through testing final products.

The weakness of many Chinese herbal medicine manufacturers is their lack of R&D capability, and their R&D works are mainly focused on the re-developing of herbal products. They rely on research institutes and universities in China to provide R&D. As a result, in order to produce new medicines, Chinese herbal medicine manufacturers must buy new drug certifications from those R&D organizations or private individuals in order to be able to produce new medicines.

Baite Products & Raw Materials

We have been granted the Permit issued by SFDA on January 1st, 2006 for a period of 5 years. Currently, Baite has nine production lines in Chinese herbal medicine and chemical medicine, and all of which have been granted GMP for pharmaceutical products by the Chinese State Drug Administration (the “SDA”), the predecessor of the SFDA. Baite has three GMP certificates, covering nine production lines for manufacturing. The scope of the first certificate (No. B3539), issued on September 29, 2005 and to expire on September 29, 2010, is for manufacturing small volume parenteral solutions. The scope of the second certificate (No.E2727), issued on October 9, 2003 and to expire on October 8, 2008, is for manufacturing capsules, lotion and suppositories. The second certificate is currently still under the name of Guizhou Yibai Xingye Pharmaceutical Co., Ltd., however, we are in the process of changing the name to Baite through SFDA. The scope of the third certificate (No. QianG0109), issued on August 1, 2005 and to expire on August 1, 2010, is for manufacturing troche, granule, capsule, syrup and drop pills.

Currently, Baite is producing the following medicines, all of which have obtained the registration numbers, for the Chinese market:

Number	Product Name	Remedy Category	Registration Number	OTC/RX	Chemical Medicine/Chinese Herbal Medicine

1	Naolingsu Capsule	Cerebrovascular	Z52020482	RX	Chinese Herbal Medicine

2	Danlingxinshu Capsule	Heart vein	Z52020237	RX	Chinese Herbal Medicine

3	Danshengchuangxiongqing Injection	Heart vein	H52020959	RX	Chinese Herbal Medicine

4	Lingzhi Capsule	Nerve	Z52020484	OTC	Chinese Herbal Medicine

5	Liuweimuxiang Capsule	Gastroenterology	Z10940036	OTC	Chinese Herbal Medicine

6	Gengyi Capsule	Gastroenterology	Z52020497	RX	Chinese Herbal Medicine

7	Anbianxilin Capsule	Antibiotic	H52020542	RX	Chemical Medicine

8	Compoundacetamide honeysuckle injection	Antibiotic	H52020958	RX	Chemical Medicine

9	Piles Water	Hemorrhoids	Z20025696	OTC	Chinese Herbal Medicine

10	Piles Bolt	Hemorrhoids	Z20025706	OTC	Chinese Herbal Medicine

11	Antelope Rheum Capsule	Rheumatoid	Z52020240	RX	Chinese Herbal Medicine

12	Asthma Capsule	Asthma	Z20050168	RX	Chinese Herbal Medicine

13	QijuDihuang Capsule	simulate the circulation of qi	Z20053692	OTC	Chinese Herbal Medicine

14	Compound Tianma Capsule	Cerebrovascular	Z20050099	OTC	Chinese Herbal Medicine

15	Xintongning Drop Pills	simulate the circulation of blood	Z20053661	RX	Chinese Herbal Medicine

16	Compound Salvia Root Tablet	simulate the circulation of blood	Z20053688	RX	Chinese Herbal Medicine

17	Yinhuang Pills	Heat-clearing	Z20053929	OTC	Chinese Herbal Medicine

18	Asthma Pills	Astham	Z20053929	RX	Chinese Herbal Medicine

19	Weiyangan Capsule	Stomachache	Z20054385	OTC	Chinese Herbal Medicine

20	Weiyankang Capsule	Stomachache	Z20054387	RX	Chinese Herbal Medicine

21	Cough Capsule	Cough	Z20054383	RX	Chinese Herbal Medicine

22	Children’s Indigestion Oral Liquid	Indigestion	Z20054543	OTC	Chinese Herbal Medicine

23	Cold and Cough syrup	Cough	Z20053685	OTC	Chinese Herbal Medicine

24	Children’s Heat-clearing pills	Heat-clearing	Z20054669	RX	Chinese Herbal Medicine

Among the above products, Naolingsu Capsule and Liuweimuxiang Capsule have been granted Chinese Herbal Medicines Protected Certification by SFDA. The certificate number of Naolingsu Capsule is 2001-84, and the protection period is from May 10, 2001 to May 10, 2008. The certificate number of Liuweimuxiang Capsule is 1999-204-2, and the protection period is from July 20, 2001 to September 28, 2006. In addition, Compound Tianma Capsule and Astham Capsule have been granted New Medicine Certificate by SFDA in 2005, and the certificate number is Z20050104 and Z20050178. Both of them are protected during these protection periods, which is explained below in the paragraph headed “Approval and Protection of New Medicine”.

Baite purchases raw materials for manufacturing in the open market. Substantially all such materials are obtainable from numerous sources, and the loss of any one source of supply would not likely have a material adverse effect on Baite’s manufacturing and operations. As indicated in the chart below, from July 2005 to June 2006, Baite’s three largest suppliers are Anshun Jiujiu Chinese Medicine co., Ltd, Guizhou Qianye Plastic Co., Ltd and Guizhou Yijia Yinwu Co, Ltd, the purchase amount is US$ 541,371.16, US$ 278,550.27 and US$ 142,688.18 respectively.

Top then suppliers
July 2005 - June 2006	unit : US Dollar
Suppliers	Amount
Anshun Jiujiu Chinese Medicine co., Ltd	541,371.16
Guizhou Qianye Plastic Co., Ltd	278,550.27
Guizhou Yijia Yinwu Co., Ltd	142,688.18
Guizhou Province Medicine Company	142,795.95
Yueyang Tiantian Pharmaceutical Capsule Co., Ltd	103,355.31
Guizhou medicine company	78,951.53
Fuzhou Development Zone Jundeli Capsule Co., Ltd.	31,726.30
Hebei Zhongrun Medicine Co., Ltd.	31,427.54
Guiyang Jiuxing printing Co., Ltd.	28,122.55
Guizhou Shencai Packing Co., Ltd.	27,915.15
Total	1,406,903.94

Marketing & Distribution

Baite manufactures its pharmaceutical products in Guizhou Province of China, which is one of the four major herb-growing regions in China. Currently, Baite’s sales and marketing activities are limited to the PRC, primarily to hospitals, and through over-the-counter sales and sales to pharmaceutical distribution companies. Baite has 12 liaison offices in Shanghai, Guangzhou, Hunan, Jilin, Liaoning, Fujian, Jiangshu and other cities of China. There are about 36 sales persons in its marketing and sales department.

As shown in the following chart, during the period from July 2005 to June 2006, the top three largest customers of Baite were Guizhou YiBai Pharmaceutical Co., Ltd., Hainan success medicament co, Ltd. and Shanghai Leiyunshang Beiqu Pharmacy.

Top Ten customers
July 2005 - June 2006	unit : US Dollar
Customers	Amount
Guizhou Yibai Pharmaceutical Co., Ltd.	2,245,082.61
Hainan success medicament co, Ltd	485,844.14
Shanghai Leiyunshang Beiqu Pharmacy	294,404.23
Shanghai Yunhu Medicine Co., Ltd	92,954.97
Shanghai Hongqiao Pharmacy	88,541.01
Shanghai Medicine Stock Co., Ltd	76,933.08
Anhui Huayuan Medicine Stock Co., Ltd	66,853.01
Foshan New and Specific Medicine Co., Ltd	46,579.46
Guizhou Xingye Medicine Sales Co., Ltd	32,469.29
Shanghai Longwei Medicine Co., Ltd	27,153.40
Total	3,456,815.20

Baite’s target market is focused on cardiovascular and cerebrovascular medicine, hemorrhoids medicine, cough medicine, digestive system medicine, health strengthening medicine, and antibiotics. According to the industry research report, cardiovascular & cerebrovascular medicine is a fast growing sector in pharmaceutical industry in China. Approximately RMB 20 billion (approximately US$ 2.42 billion) is spent annually on cardiovascular & cerebrovascular disease (Source: the second paragraph in ‘Communication, Cooperation and Improvement—Analysis on Cardiovascular & Cerebrovascular Diseases Control’, May 27, 2005, http://www.cmednews.com/Share/Show.asp?AutoID=1330). There are many Hemorrhoids sufferers in China, and the market capacity was RMB 1.1 billion in 2000 (approximately US$ 132.85 million), RMB 1.5 billion (approximately US$ 181.16 million) in 2001 and 2 billion (approximately US$ 241.55 million) (Source: the second paragraph in ‘the Blue Chip Accelerating to Arise’, Nov. 25, 2004, http://news1.jrj.com.cn/news/2004-11-25/000000951096.html). Cough medicine market in China is about RMB 3 billion (approximately US$ 0.36) per year (Source: the first paragraph in ‘Analysis on China’s Cough Medicine Market and Predicting of 2004’, June 10, 2004, http://www.fx120.net/ypsj/ypsc/scfx/200406101631184449.htm).

Research and Development

Though in relatively small amounts, Baite does invest in research and development because it believes R&D is critical to its long-term competitiveness. Before merging with PTI, the Company did not own an independent R&D team, and it acquired new products by partnering with, or buying R&D from, specialized institutes or private individuals. Before the fiscal year 2003, Baite had no R&D expense, while in the fiscal year ended June 30, 2004 the R&D expense of Baite was RMB 123,150.80 (approximately US$ 14,873.29), and in the first quarter of 2004-05 fiscal year the R&D expense has grown to RMB 159,107.62 (approximately US$ 19,215.90. Baite has no R&D expense in the fiscal year ended June 30, 2006. Baite’s research is concentrated in the following areas: cardiovascular, cerebrovascular, hemorrhoids, cough medicine, digestive system medicine, and antibiotics.

Intellectual Property

Intellectual property has substantial value in the pharmaceutical industry in China. Baite does not own any patents, but it owns four registered trademarks: “Xingye XY” (figure and words), “Ganglong Anbixian”, “Xingye” (word) and Hejiesu. “Xingye XY” is used in connection with medicine for Chinese herbal medicine; “Ganglong Anbixian” is used in Chinese herbal medicine, chemical medicine, pharmaceutical capsule, injection, tablet, electuary, aqua, and ointment, “Xingye” is used in bee milk, medicine, tablet, pharmaceutical drinks, Chinese herbal medicine, chemical medicine, ointment, drop pills, and capsule; and “Hejiesu” is used in Chinese herbal medicin, pharmaceutical drinks, capsule, drop pills, injection, tincture and electuary. The registration number of the above four trademarks is 892463, 1660445, 3200798 and 3635202 respectively; and their expiration dates are November 6, 2006, November 6, 2011, August 27, 2013 and February 6, 2016 respectively.

In addition to the above three trademarks, Baite is applying for registration of four other trademarks -- “Xuetong”, “Xire”, “Ledi” and “Chuanshentong”. The registration applications for the above five trademarks have been accepted by Trademark Office of the State Administration for Industry and Commerce of People’s Republic of China (the “Trademark Office”), and the application numbers are 4425725, 4375486, 4375487, and 4365424, respectively. Furthermore, Baite has been authorized by its former related party to use its registered trademark “991” (registration number: 1660476). The trademark licensing contract between Baite and its former related party has been filed by Trademark Office on February 19, 2004, and the licensing period is from November 1, 2003 to September 30, 2008.

Employees

As of June 30, 2006, Baite had 46 regular employees, who have signed an Employment Agreements with Baite. Among them, eleven people are in the administration department, twenty are in the Manufacturing Department, nine are in R & D Department and six are in the Marketing & Sales Service Department. In accordance with the rules and regulations in the PRC, we maintain our employees’ social insurance system by paying retirement insurance, unemployment insurance, medical insurance and on-job injury insurance for these 46 employees, at the rates of 28%, 3%, 9.5% and 1.2%, respectively.

In addition to the 46 regular employees, we have 112 temporary employees in the Manufacturing Department and 51 commission-based sales representatives in the Marketing & Sales Service Department. Those employees have not signed any employment agreements with Baite, and they do not participate in Baite’s employee social insurance plan.

Competition

China is one of the world's major producers of pharmaceuticals. Currently, the Chinese pharmaceutical market is highly fragmented and competitive. The Chinese herbal medicine industry is relatively easy to enter, and although the requirement for GMP certification keeps many small companies out of the industry, the competition is still fierce. China’s entrance into the World Trade Organization (the “WTO”) also enhances the competition. Baite competes on, among other things, safety, efficacy and cost. Baite’s long-term competitive position depends upon its success in discovering and developing innovative, cost-effective products that serve unmet medical needs, together with its ability to manufacture the products efficiently and to market them effectively.

Many competitors are more established and have significantly greater financial, technical, marketing, and other resources, than Baite. Many competitors have greater brand recognition with larger customer bases. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional and distribution activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. These competitors include: Three Nine Group, Jilin Mayinglong Parmaceutical Co., Ltd., Tasly Group, Hebei Yiling Parmaceutical Group, and the United Laboratories.

Regulatory Framework of the Pharmaceutical Industry in the PRC

The pharmaceutical industry in China is subject to extensive regulations. Pharmaceutical Administration Law of the People’s Republic of China (the “Administration Law”), the Implementation Rules on Pharmaceutical Administration Law (the “Implementation Rules”), the Implementation Rules and Pharmaceutical Registration Administration Law of the People’s Republic of China (the “Registration Law”) and other regulations by state authorities constitute the basic legal framework.

The Administration Law was promulgated on September 20, 1984 by the Executive Committee of the National People’s Congress and amended on February 28, 2001, with the amendments taking effect on December 1, 2001. The Administration Law sets out the basic legal framework for administration of the production and sale of pharmaceuticals in China and covers areas including the manufacture, distribution, packaging, pricing and advertising of pharmaceutical products in China. The Implementation Rules, which were promulgated on August 4, 2002 and came into effect on September 15, 2002, set out detailed implementation rules with respect to the administration of pharmaceuticals in China. The Registration Law, which was promulgated on February 28, 2005 by the SFDA and came into effect on May 1, 2005, mainly set forth the manner for application for new medicine registration, and for the declaration, approval and transfer of new medicine registrations.

As one of the special industries, every step of pharmaceutical production is subject to government’s stringent supervision, mainly by SFDA. SFDA was established in 1998 to assume the supervisory and administrative functions previously carried out by the Ministry of Health, the State Administration Bureau for Pharmaceuticals and the State Administration Bureau for Chinese herbal medicine. The primary responsibilities of the SFDA include:

•	formulating and supervising the implementation of regulations and policies concerning drug administration;
•	promulgating standards for pharmaceutical products and medical appliances;
•	categorizing drugs and medical appliances for regulation purposes;
•	registering and approving new drugs, generic drugs, and imported and Chinese medicines;

•	granting approvals for the production of pharmaceutical products and medical appliances; and
•	approving the manufacture and distribution of pharmaceutical products.

Permits for Pharmaceutical Production Enterprises

In accordance with Administration Law and the Implementation Rules, any pharmaceutical production enterprise must obtain a Permit, and a business license. Before any pharmaceutical production enterprise (the “Enterprise”) can produce pharmaceutical products in China, it must obtain a Permit issued by Relevant Pharmaceutical Authorities where the Enterprise is located. The Permit is valid for five years. Enterprises must apply for renewal of their Permit no later than six months prior to the date of expiration, subject to assessment by the relevant authority.

In addition to the Permit, Enterprises also must obtain a business license from the relevant administration bureau for industry and commerce to commence its business.

Good Manufacturing Practice (GMP) Standards

The World Health Organization encourages the adoption of GMP standards in pharmaceutical production in order to minimize the risks involved in any pharmaceutical production that cannot be eliminated through testing the final products. In 1998, the Ministry of Health of the PRC started to issue GMP standards for pharmaceutical manufacturing enterprises in the PRC. Any pharmaceutical manufacturing enterprise must comply with GMP standards by the end of June 30th, 2004. The process of GMP authorization requires about 3 months.

A GMP certificate is valid for five years, except that the certificate of a newly established Enterprise is only valid for one year. Enterprises should apply for renewal of their GMP certificates no later than six months prior to the date of expiration of their GMP certificates. Newly established Enterprises should apply for reassessment no later than three month prior to the expiration of their GMP certificates and, if eligible, will receive a five-year GMP certificate subject to reassessment by the relevant authority. Regarding the GMP certificates of Baite, please refer to the paragraph headed "Baite Products & Raw Materials".

Approval and Protection of New Medicine

Pursuant to Administration Law and the Registration Law, any application and approval of new medicines must go through two principal phases, namely the clinical research stage and commercial production stage. Application for new medicines must be submitted together with the new medicine patent to the Food and Drug Administration of Province, Autonomous Regions and Municipalities Directly under the Central Government and the SFDA for preliminary and final approval respectively. A certificate of new medicine will be issued by the SFDA if the application complies with all the requirements of the SFDA. An enterprise or manufacturer, having obtained valid production permit, business license, complied with the GMP requirements of the SFDA and obtained the new medicine certificate can then commence the production of the new medicine.

Once the new medicine is authorized for production by the SFDA, it will undergo a monitoring period of up to five years. Medicines within their monitoring periods are not allowed to be produced or imported by other companies. Currently, Baite has been granted two New Medicine Certificates by SFDA in 2005 (see the paragraph headed “Baite Products & Raw Materials,” above).

According to “Notice in relation to the Protection Period of New Medicines with Production Approval and Clinical Research Approval Prior to the Implementation of the Implementation Rules” issued by the SFDA in February 2003, the policy for granting a protection period to those new medicines which has been approved and clinically researched prior to the implementation of the Implementation Rules is set out as follows:

the protection periods for those medicines which receive the certificates of new medicine before 15th September, 2002 will remain unchanged;
for those medicines which had applied clinical research approval before 15th September, 2002 but did not receive production approvals, a transition period of 5 years, 4 years and 3 years for Class 1, Class 2 and Class 3-5 medicines, respectively, will be granted. During the transition period, other manufacturers are forbidden to produce the same type of medicines; and
for those medicines which had received acknowledgement for examination from the SFDA before 15th September,2002 but did not receive clinical research approvals, the applications will be approved in accordance with Administration Law, the Implementation Rules as follows:

(ⅰ) medicines which have never been sold in the domestic market would be examined and approved as new medicines and a supervision period of not more than 5 years will be granted; and

(ⅱ) medicines which have never been sold in the domestic market would be examined and approved as existing national standard drugs.

Regulations on protection of Chinese herbal medicines

Pursuant to Regulation on Protection of Chinese herbal medicine promulgated by Decree No. 106 of the State Council of the PRC on October 14, 1992 (the “Regulation”), the Regulation protects the legal rights and interests of enterprises engaged in the production of Chinese herbal medicine and the promotion and development of activities relating to Chinese herbal medicine. When a company obtains such protection (five years), any similar product made by other companies will be considered infringement. Currently, Naoningsu Capsule and Liuweimuxiang Capsule of Baite have been granted the Chinese Herbal Medicine Protected Certification by SFDA (see the paragraph headed “Baite Products & Raw Materials,” above).

Insurance Catalogue

Pursuant to the Decision of the State Council on the Establishment of the State Basic Medical Insurance System for Urban Employees and the Implementation Measures for the Administration of the Scope of Medical Insurance Coverage for Pharmaceuticals for Urban Employees, the Ministry of Labor and Social Security in China established a catalogue listing medicines covered by social insurance, or the Insurance Catalogue. The Insurance Catalogue is divided into Parts A and B. The medicines included in Part A are determined by the Chinese governmental authorities for general application. Local governmental authorities may not adjust the content of medicines in Part A. Although the medicines included in Part B are determined by Chinese governmental authorities in the first instance, provincial level authorities may make limited changes to the medicines included in Part B, resulting in some regional variations in the medicines included in Part B.

Patients purchasing medicines included in Part A are entitled to reimbursement of the costs of such medicines from the social medical fund in accordance with relevant regulations in China. Patients purchasing medicines included in Part B are required to pay a predetermined proportion of the costs of such medicines. The medicines to be included in the Insurance Catalogue are selected by the Chinese government authorities based on the factors including treatment requirements, frequency of use, effectiveness and price. Medicines included in the Insurance Catalogue are subject to price control by the Chinese government. The Insurance Catalogue is revised every two years.

Centralized Tendering System for Drug Purchases by Medical Organizations

In accordance with the Notice on Issuing Certain Regulations on the Trial Implementation of Centralized Tender Purchase of Drugs by Medical Organizations, promulgated on July 7, 2000, and the Notice on Further Improvement on the Implementation of Centralized Tender Purchase of Drugs by Medical Organizations promulgated on August 8, 2001, non-profit medical organizations established by county or higher level government in China are required to implement collective tender processes for the purchase of pharmaceuticals. In principle, medical organizations are required to join together to organize tenders or authorize agencies to purchase pharmaceuticals in bulk volume. The bids are to be assessed by a committee formed by pharmaceutical experts who are recognized by the relevant authorities, with reference to, most importantly, drug quality, and other criteria, including price, service and quality of the drug manufacturers. For the same type of drugs, two or three products under different brands may be selected. Any reduction in drug purchase price by medical organizations as a result of competitive bidding by suppliers under the tender system is intended to bring about a corresponding reduction in the retail price for the benefit of patients. As indicated in the above notice, it is intended that the implementation of such tender purchase system should be extended gradually and should cover, among other pharmaceuticals, those consumed in large volume and commonly used for clinical purposes.

Several Provisions on Further Regulating the Centralized Tender Purchase of Drugs by Medical Organizations promulgated on September 23, 2004 provides that pharmaceutical wholesalers should be duly authorized by the pharmaceutical manufacturers in order to participate in the tender. Pharmaceutical manufacturers may participate in the tender on their own to cancel the middle layer and reduce the bidding price.

Price Controls

Certain medicine products sold in China, primarily those included in the Insurance Catalogue and those whose production or trading will constitute monopolies, are subject to price control by the Chinese government. The maximum prices of such medicine products are published by the state and provincial administration authorities from time to time. The prices of other medicines that are not subject to price control are determined by the pharmaceutical manufacturers, subject, in certain cases, to providing notice to the provincial pricing authorities.

The upper limit of prices of medicines subject to price control are set by the pricing authorities to create a reasonable profit margin for pharmaceutical enterprises, after taking into account the type and quality of the products, their production costs, the prices of substitute products, and other similar factors. Currently, we have five products under price controls -- Anbianxilin Capsule, Antelope Rheum Capsule, Compound Salvia Root Tablet, Yinhuang Pills and QijuDihuang Capsule.

Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the following risks and the other information set forth elsewhere in this Report, including our financial statements and related notes, before you decide to purchase shares of our common stock.

A. Risks Related to BiTech

We are a holding company that depends on our subsidiaries for revenue, and our ability to receive dividends from our subsidiaries in China will be restricted by Chinese regulations.

BiTech is a holding company with no significant assets other than our equity interest in PTI and First Capital. We will rely on dividends, loans and other payments to us by PTI and First Capital any other future acquired entities. Accordingly, our ability to make payments on indebtedness we may incur and to distribute dividends to our stockholders is dependent on the earnings and the distribution of funds from our subsidiaries. If our subsidiaries incur indebtedness of their own in the future, the instruments governing their indebtedness could restrict their ability to pay dividends or make other distributions to us, which in turn would limit our ability to make payments on indebtedness we may incur and to distribute dividends to our stockholders.

In addition, our corporate structure may restrict the distribution of dividends to our stockholders since Chinese regulations permit payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. According to these standards and regulations, First Capital, as the parent company of Baite, will be required to set aside a portion of their after-tax profits to maintain certain reserve funds that may not be distributed as cash dividends. As a wholly foreign owned enterprise, Baite is required to establish a reserve fund and a staff and workers’ bonus and welfare fund, each of which is appropriated from net profit after taxation but before dividend distribution according to the prevailing laws and regulations of China. In addition, the profit available for distribution from China subsidiaries is determined in accordance with generally accepted accounting principles in China. This calculation may differ from the one performed under generally accepted accounting principles in the United States, or GAAP. As a result, we may not receive sufficient distribution from our Chinese subsidiaries to enable us to make dividend distributions to our stockholders in the future and could negatively affect our financial condition and assets, even if our GAAP financial statements indicate that our operations have been profitable.

We may undertake acquisitions in the future, and any difficulties in integrating these acquisitions may damage our profitability

In the future, the Company may acquire additional businesses or products that complement the existing business and expand the Company’s business scale. The integration of new businesses and products may prove to be an expensive and time consuming procedure. The Company can offer no assurance that it will be able to successfully integrate the newly acquired businesses and products or operate the acquired business in a profitable manner. Failure to locate an appropriate acquisition target or failure to successfully integrate and operate acquired businesses and products may adversely impact the Company’s operations and profits.

We may be unable to compete successfully against new and existing competitors.

We operate in a highly competitive market with few barriers to entry. We expect that competition will continue to intensify. As we expand our operations, we will encounter competition from other companies in the business, and we may face future competition from new foreign and domestic competitors entering the pharmaceutical markets. Many of our competitors are more established than we are, and have significantly greater financial, technical, marketing, and other resources than we do. Many of our competitors have greater name recognition and a larger customer base than we do. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional and distribution activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. Competition could reduce our market share or force us to lower our prices to unprofitable levels.

We will need to raise additional capital to fulfill our business strategies. We may also incur unforeseen costs. Failure to attract additional capital or obtain a line of credit would adversely affect our business.

We expect that we will need significant additional cash resources to operate and expand our business in the future. We need approximately $20 million additional capital in the coming three years. Among them, approximately $8 million would be used for building up Baite's own production base, $2 million would be used for scaling-up Baite's sales network, approximately $2 million would be used for Baite's new production research and development, and approximately $8 million would be used as PTI's FDA application fund. If these resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility.

We may seek to raise additional funding through private or public sales of equity securities, and our shareholders may suffer significant dilution.

If we raised additional funding through public or private sales of equity securities, the sales may be at prices below the then prevailing market price for our stock, and our shareholders may suffer significant dilution.

We may seek to raise additional funding through the incurrence of additional indebtedness, which may not be available in sufficient amounts to fund our operations or upon favorable terms.

We do not currently have any permanent arrangements or credit facilities in place as a source of funds. We may not be able to borrow sufficient additional funds on favorable terms or at all. If we are successful in borrowing additional funds, we will incur additional debt service obligations and the new indebtedness may be subject to operating and financing covenants that will restrict our operations. If we fail to obtain sufficient additional capital, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures, selling assets or downsizing or restructuring our operations.

If we are unable to develop new products in response to technological innovations, our operations and profitability will be adversely affected.

To retain competitiveness in the pharmaceutical industry, it is important to continually develop new and advanced products, technologies, and processes. There is no assurance that the competitors’ new products, technologies, and processes will not render our Company’s existing products obsolete or non-competitive. Our Company’s competitiveness in the pharmaceutical market therefore relies upon its ability to enhance its current products, introduce new products, and develop and implement new technologies and processes. Our Company’s failure to technologically evolve and/or develop new or enhanced products may adversely affect our Company’s operation and profitability.

We only offer products and services related to pharmaceuticals, and if demand for these products and services decreases we will have no other ways to generate revenue.

Our future results depend on continued market acceptance of pharmaceutical products and services in China as well as our ability to continue to adapt to the changing needs of our customers. Any reduction in demand or increase in competition in the market for pharmaceutical products and services could have a material adverse effect on our business, operating results and financial condition.

We face increased risks of doing business due to the extent of our operations in China.

Our subsidiary, Baite, is organized and located in China. For the year ended June 30, 2006, $4,310,000 or 70.49% of our total revenue were generated from Baite, and $3,630,000 or 58.49% of our total assets, were attributable to Baite. China is currently transitioning to a market-developed socialist economy. There are significant political and economic tensions resulting from this transition that could affect the business environment in China. Our efforts to expand into China pose special risks that could adversely affect our business. The following aspects highlights the material risk related to doing business in China:

The PRC legal system has inherent uncertainties that could limit the legal protections available to the Company.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In the late 1970s, the Chinese government began to promulgate a comprehensive system of laws and regulations governing commercial matters. The overall effect of legislation enacted over the past 20 years has significantly enhanced the protections afforded to foreign invested enterprises in China. However, these laws, regulations, and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors.

The practical effect of the PRC's legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the corporation laws found in the United States. Similarly, PRC accounting laws mandate accounting practices which may not be consistent with US Generally Accepted Accounting Principles. The accounting laws of China require that an annual "statutory audit” be performed in accordance with PRC accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the PRC Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation.

Second, while the enforcement of substantive rights may appear less clear than United States procedures, Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies that enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. The Chinese legal infrastructure is significantly different in operation from its United States counterpart, and may present a significant impediment to the operation of Foreign Invested Enterprises.

PRC economic reform policies or nationalization could result in a total investment loss in our common stock.

Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

Although the Chinese government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

We will be able to capitalize on economic reforms;
The Chinese government will continue its pursuit of economic reform policies;
The economic policies, even if pursued, will be successful;
Economic policies will not be significantly altered from time to time; and
Business operations in China will not become subject to the risk of nationalization.

Over the past few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austere measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets. These measures may adversely affect our operations.

There can be no assurance that the reforms to China’s economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

Government control of currency conversion and the fluctuation of the renminbi may materially and adversely affect our operations and financial results as well as the value of our securities.

We receive a substantial portion of our revenues in Renminbi, which currently is not a freely convertible currency. The Chinese government may, at its discretion, restrict access in the future to foreign currencies for current account transactions. If this was to occur, we may not be able to pay dividends in foreign currencies to our shareholders.

The value of the Renminbi against the U.S. dollar and other currencies fluctuates and is affected by, among other things, changes in the PRC's political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including Hong Kong and U.S. dollars, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of Renminbi to U.S. Dollars generally has been stable. Any devaluation of the Renminbi, however, may materially and adversely affect the value of, and any dividends payable on, our shares in foreign currency terms, since we will receive substantially all of our revenues, and express our profits, in Renminbi. Our financial condition and results of operations also may be affected by changes in the value of certain currencies other than the Renminbi. Our results may be adversely affected by changes in the political and social conditions in the PRC, and changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

A downturn in the Chinese economy may slow down our growth and profitability.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. For example, during the years between 1978 and 2000, the per capital GDP growth rate of Fujian Province in Southeastern China was 12% while that of Gansu Province in Northwestern China was 5.3% (Source: New China Statistical Materials Compilation for 50 Years and 2001 China Annual Statistics). There can be no assurance that the growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business. Our profitability may decrease due to a downturn in the Chinese economy. More specifically, the expansion of our sales area in the less economically developed central and western provinces of China will depend on those provinces achieving certain income levels.

We have limited business insurance coverage in China.

The insurance industry in China is still in an early stage of development. Insurance companies in China offer limited business insurance options. As a result, we have not maintained, and currently do not maintain, any liability, hazard or other insurance covering our services, business, operations, errors, acts or omissions, personnel or properties, except the auto insurance purchased by Baite on May 20, 2005. To the extent that we are unable to recover from others for any uninsured losses, such losses could result in a loss of capital and significant harm to our business. In the event that any action, suit and/or proceeding is brought against us and we are unable to pay a judgment rendered against us and/or defend ourselves against such action, suit and/or proceeding, our business, financial condition and operations could be negatively affected.

Any occurrence of serious infectious diseases, such as recurrence of severe acute respiratory syndrome (SARS) causing widespread public health problems, could adversely affect our business and results of operations.

A renewed outbreak of SARS or other widespread public health problems in China, where all of our revenue is derived, and in Guizhou, where our operations are headquartered, could have a negative effect on our operations. Our operations may be impacted by a number of public health-related factors, including the following:

quarantines or closures of our factories or subsidiaries which would severely disrupt itsoperations;
the sickness or death of the key officers and employees; and
general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our business and results of operations.

Our business may face additional competition or otherwise be adversely affected as a result of China’s entry into the WTO.

The PRC became a member of the WTO on 11th December, 2001. The current tax benefits enjoyed by our Company may be regarded as unfair treatment by other members of the WTO. Accordingly, the preferential tax treatments available to us may be discontinued. In such circumstance, our profitability may be adversely affected. In addition, we may face additional competition from foreign pharmaceutical manufacturers if they set up their production facilities in the PRC or form sino-foreign joint ventures with our competitors in the PRC. In the event that we fail to maintain our competitiveness against these competitors, our profitability may be adversely affected.

Risks Related to Our Common Stock

The market price for our common stock may be volatile which could result in a complete loss of your investment

The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly operating results,

●	announcements of new products by us or our competitors,

●	changes in financial estimates by securities analysts,

●	conditions in the pharmaceutical market,

●	changes in the economic performance or market valuations of other companies involved in pharmaceutical production,

●	announcements by out competitors of significant acquisitions, strategic partnerships joint ventures or capital commitments,

●	additions or departures of key personnel, or

●	Potential litigation

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We may issue additional shares of our capital stock to raise additional cash for Working capital. If we issue additional shares of our capital stock, our Stockholders will experience dilution in their respective percentage ownership.

We may issue additional shares of our capital stock to raise additional cash for working capital. If we issue additional shares of our capital stock, our stockholders will experience dilution in their respective percentage ownership in us.

A larg portion of our common stock is controlled by a small number of stockholders and as a result, these stockholders are able to influence the outcome of stockholder votes on various matters

A large portion of our common stock is held by a small number of stockholders. For instance, Lin’s Investment Management Co., Ltd holds 53.32% of the Company's common stock after the closing of the Exchange Transaction. As a result, this stockholder is able to influence the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

There is currently a limited trading market for our common stock which may make it difficult to sell shares of our common stock.

Our common stock is traded in the over-the-counter market through the Over-the-Counter Electronic Bulletin Board. While there is an active trading market for our common stock, it is small. Further, there can be no assurance that an active trading market will be maintained. We cannot assure you that our common stock will ever be included for trading on any stock exchange or through any other quotation system (including, without limitation, the NASDAQ Stock Market).

We are likely to remain subject to "penny stock" regulations and as a consequence there are additional sales practice requirements and additional warnings issued by Securities and Exchange Commission (the “SEC”).

As long as the trading price of our common stock is below $5.00 per share, the open-market trading of our common stock will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell the common stock and may affect a stockholder's ability to resell the common stock.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v)
the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market.

We are responsible for the indemnification of our officers and directors which could result in substantial expenditures, which we may be unable to recoup.

Our bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. This indemnification policy could result in substantial expenditures, which we may be unable to recoup.

Compliance with the Sarbanes-Oxley Act could cost hundreds of thousands of dollars, require additional personnel and require hundreds of man hours of effort, and there can be no assurance that we will have the personnel, financial resources or expertise to comply with these regulations.

The US Public Company Accounting Reform and Investor Protection Act of 2002, better known as Sarbanes-Oxley, is the most sweeping legislation to affect publicly traded companies in 70 years. Sarbanes-Oxley created a set of complex and burdensome regulations. Compliance with such regulations requires hundreds of thousands of dollars, additional personnel and hundreds of man hours of effort. There can be no assurance that we will have the personnel, financial resources or expertise to comply with these regulations.

B. Risks Related to PTI

If we do not demonstrate the safety and effectiveness of our products in clinical trials, we will not be able to apply for regulatory approval of our products.

Conducting clinical trails is a lengthy, time-consuming, uncertain and expensive process. We will incur substantial expenses for, and devote significant time and resources to, pre-clinical testing and clinical trials of our product candidates. Clinical trails are subject to various interpretations. Regulatory authorities may not agree with us regarding our trial design, methods of analysis and our interpretations of clinical results. If that occurs, regulatory authorities may require us to change our trial design or conduct new trials. In addition, it is possible that we could encounter problems in a clinical trial that would significantly delay the completion of the trial, require us to repeat the study or cause us to abandon the trail or our product candidates altogether.

Failure to obtain regulatory approvals for our products will prevent us from marketing them and may significantly and adversely affect our future financial performance.

Both before and after approval is obtained, a products and manufacturers are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the pre-clinical and clinical testing process, the approval process, or thereafter (including after approval), may result in adverse consequences, including the FDA’s or foreign regulator’s delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer. In addition, later discovery of previously unknown problems relating to a marketed product may result in restrictions on such product or manufacturer including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of products under development.

If cost estimates for clinical trials and research of products are inaccurate, we will require additional funding.

Estimates of the future sales of products may be substantially higher than the actual revenues from this product, and estimates of the costs associated with future clinical trials and research of our other products in development may each be substantially lower than the actual costs of these activities. If revenue or cost estimates are incorrect, we will need additional funding for our research efforts.

If we cannot obtain additional capital, we may have to continue our delay of development and research expenditures, which may influence our ability to produce future products.

Clinical and other studies necessary to obtain approval of a new drug can be time consuming and costly. The different steps necessary to obtain regulatory approval, especially that of the FDA, involve significant costs. Accordingly, additional capital is needed in order to fund the costs of future clinical trials, related research, and general and administrative expenses. We expect to seek additional funding in the amount of $8 million around mid-2006. This funding will be used to cover pre-clinical studies and FDA IND filings, among other things.

There can be no assurance that we will achieve or maintain a competitive position or that other technological developments will not cause our proprietary technologies to become uneconomical or obsolete.

The biomedical field in which we are involved is undergoing rapid and significant technological change. The successful development of therapeutic agents and products will depend on our ability to be in the technological forefront of this field. There can be no assurance that we will achieve or maintain a competitive position or that other technological developments will not cause our proprietary technologies to become uneconomical or obsolete.

Our success will depend on our ability to operate without infringement on or misappropriating the proprietary rights of others.

Our products may conflict with patents that have been or may be granted to competitors, universities or others. In the event someone brings an infringement claim against us, we could face legal actions seeking damages and seeking to enjoin clinical testing, manufacturing and marking of the affected product. This type of litigation could consume a substantial portion of our resources, and if there was an adverse outcome to the litigation, we might not be able to sell the affected product. If any claims of third-party patents are upheld as valid and enforceable with respect to a product or process made, used or sold by us, we could be prevented from producing the subject matter claimed in those patents or could be required to obtain licenses or redesign our products or processes to avoid infringement. As a result, we would be liable to pay damages that may exceed our resources. We may not be able to obtain necessary licenses on commercially reasonable terms, or we may not be successful in attempting to redesign our products to avoid infringement.

If we are unable to attract and retain key employees, our business will not develop or expand.

Our success will depend on our ability to attract and retain key employees and scientific advisors. If we fail to acquire such personnel, lose existing personnel, specifically current two members of our management team, Mr. Jun Bao and Dr. Xinli Lin, our success would be hindered. The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations. We have employment agreements with each of these two executive officers.  We must attract, recruit and retain a sizeable workforce of technically competent employees. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced management and other key personnel. Because we cannot provide more attractive salary and more advanced R&D facilities than other large R&D companies, we cannot assure that we will be able to hire or retain such employees.

We are heavily dependent on certain key customers, the loss of which would materially adversely affect our sales and revenues.

The loss of any of our key customers could materially and adversely affect our business, results of operations and financial condition.

If the Company engages in the business of being an investment company, its operations will adversely impact by the Company’s need to register under the Investment Company Act.

The Company believes that it is primarily engaged in business other than investing, reinvesting, owning, holding or trading in securities. The Company invests its cash in cash equivalents and short-term investments of high quality, following the investment guidelines approved by the Board of Directors. If the Company were to invest more than 40% of its total assets in “investment securities” as defined under the Investment Company Act of 1940, the Company might be required to comply with the registration requirements of the Investment Company Act of 1940. Compliance with those registration requirements would have a material adverse effect upon the Company.

If we are not able to adequately protect our intellectual property, we may not be able to compete effectively.

The Company's success will depend, in part, on its ability to obtain patent or other protection for its technology and product candidates. The Company seeks to obtain such protection through patents, maintenance of trade secrets and contractual agreements. The success of the Company will also depend in part on the Company not infringing patents issued to competitors or other proprietary rights of third parties.

The patent position of biotechnology companies is highly uncertain and involves complex legal, scientific and factual questions. There can be no assurance that patents will issue from any of the Company's pending patent applications or that, if patents do issue, the claims allowed will be sufficiently broad to protect the Company's technology and product candidates. In addition, there can be no assurance that any patents previously or subsequently issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide any proprietary protection or competitive advantage to the Company.

Competitors may have filed patent applications or may have obtained patents and other proprietary rights relating to products or processes similar to and competitive with those of the Company. The scope and validity of such patents, the extent to which the Company may be required to obtain licenses under these patents or other proprietary rights, and the cost and availability of such licenses are presently unknown. No assurance can be made that any licenses required under any patents or proprietary rights will be made available to the Company on acceptable terms, if at all. Further, the Company may enter into collaborative research and development arrangements with strategic partners which may result in the development of new technologies or products. There is no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology or products that may be so developed.

The Company also seeks to protect its intellectual property in part by confidentiality agreements with its employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have an adequate remedy for any breach, or that the Company's trade secrets will not otherwise become known or independently discovered by competitors.

Delays in clinical testing could result in increased costs to us and delay our ability to obtain regulatory approval and commercialize our product candidates.

Significant delays in clinical testing could materially impact our product development costs and delay regulatory approval of our product candidates. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in:

•	obtaining regulatory approval to commence a trial;

•	obtaining clinical materials;

•	reaching agreement on acceptable clinical study agreement terms with prospective sites;

•	obtaining institutional review board approval to conduct a study at a prospective site; and

•	recruiting patients to participate in a study.

Even if we obtain regulatory approval, our marketed drugs will be subject to ongoing regulatory review. If we fail to comply with continuing United States and foreign regulations, we could lose our approvals to market drugs and our business would be seriously harmed.

Following initial regulatory approval of any drugs we may develop, we will be subject to continuing regulatory review, including review of adverse drug experiences and clinical results that are reported after our drug products become commercially available. This would include results from any post-marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our U.S. drug candidates will also be subject to periodic review and inspection by the FDA. If a previously unknown problem or problems with a product or a manufacturing and laboratory facility used by us is discovered, the FDA or foreign regulatory agency may impose restrictions on that product or on the manufacturing facility, including requiring us to withdraw the product from the market. Any changes to an approved product, including the way it is manufactured or promoted, often require FDA approval before the product, as modified, can be marketed. We and our contract manufacturers will be subject to ongoing FDA requirements for submission of safety and other post-market information. If we and our contract manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters;

•	impose civil or criminal penalties;

•	suspend or withdraw our regulatory approval;

•	suspend any of our ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications filed by us;

•	impose restrictions on our operations;

•	close the facilities of our contract manufacturers; or

•	seize or detain products or require a product recall.

We rely on trade secrets and other forms of non-patented intellectual property protection. If we are unable to protect our trade secrets, other companies may be able to compete more effectively against us.

We rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect, especially in the pharmaceutical industry, where much of the information about a product must be made public during the regulatory approval process. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using our trade secret is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to or may not protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

We may incur significant costs complying with environmental laws and regulations, and failure to comply with these laws and regulations could expose us to significant liabilities.

Our research and development activities use biological and hazardous materials that are dangerous to human health and safety or the environment. We are subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials and wastes resulting from these materials. We are unable to predict whether any agency will adopt any regulations that could have a material adverse effect on our operations

Although we believe our safety procedures for handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot entirely eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could significantly exceed our insurance coverage.

C. Risks related to First Capital

Because Baite is the only business operation of First Capital, the following risks related to First Capital are related to the operations of Baite.

Our certificates, permits, and licenses are subject to governmental control and renewal, and Baite will not be able to operate if they are not maintained.

Baite is subject to various PRC laws and regulations pertaining to the pharmaceutical industry. We have attained the certificates, permits, and licenses required for the operation of a pharmaceutical enterprise and the manufacturing of pharmaceutical products in the PRC. We have renewed our Permit in December 2005, which will be valid through December 31, 2010. In accordance with Administration Law and the Implementation Rules of China, any pharmaceutical production enterprise must obtain the Permit. Therefore, if the Permit expires, Baite will not be able to engage in medicine production which will cause its operations to be terminated. We also obtained three GMP certificates which are effective through October 8, 2008, August 1, 2010, and September 29, 2010. The Permits and the GMP certificates are valid for a term of five years and must be renewed before their expiration. During the renewal process, we will be re-evaluated by the appropriate governmental authorities and must comply with the then prevailing standards and regulations which may change from time to time. In the event that we are not able to renew the certificates, permits and licenses, all or part of our operations may be terminated. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of our operations, it may adversely affect our operation and profitability.

Our profitability will be adversely affected if we lose preferential tax treatment.

Baite is enjoying several preferential tax concessions resulting in the reduction of profit tax liabilities. Pursuant to Income Tax Law of Foreign Investment Enterprise and Foreign Enterprise, Baite was exempted the income tax for the period between 1998 and 1999, and was granted a 50% reduction in its income tax liability for the period between 2000 and 2002. As the corporate income tax of manufacturing foreign investment enterprises in Guiyang is 24%, Baite’s income tax liability for the period between 2000 and 2002 is 12%. Pursuant to Notice on Tax Concession for the Development of the West, as a foreign investment enterprise, Baite has been granted an applicable income tax rate of 15% from 2003 to 2010 since Baite’s products were included on the list of products encouraged by the PRC government through tax benefits.

There is no assurance that the preferential tax treatment mentioned above will remain unchanged and effective. Baite’s tax liabilities and profitability will increase and its profits may accordingly decline if the reduced income tax rate of 15% is not applicable anymore.

We cannot guarantee the protection of our intellectual property rights

To protect the reputation of our products, we have registered and applied for registration of our trademarks in the PRC where we have a major business presence. Please refer to the paragraph headed “Intellectual property” in the Business section of this Report on page 18.

During the last two years, all of our products were sold under those trademarks. During the last two years, we have not experienced any infringements of such trademarks for sales of pharmaceutical products. However, there is no assurance that there will not be any infringement of our brand name or other registered trademarks or counterfeiting of our products in the future. Should any such infringement or counterfeiting occurs, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amount of time and effort to enforce our intellectual property rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plan.

We rely on a few suppliers and any disruption with our suppliers could have an adverse effect on our business.

We have developed relationships with a single or limited number of suppliers for materials that are otherwise generally available. Purchases from our largest supplier during the period from July 2005 to June 2006, the purchase amount of Anshun Jiujiu Chinese Medicine co., Ltd, was approximately US$ 541,371.16, which accounts for approximately 30.79% of the total purchases from the top 10 suppliers of our company. Purchases from July 2005 to June 2006 by our second-largest supplier, the purchase amount of Guizhou Qianye Plastic Co., Ltd was approximately US$ 278,550.27, which accounts for 15.84% of our total purchase from the top 10 suppliers of our company. Although we believe that alternative suppliers are available to supply materials, should any of these suppliers terminate its business arrangements with us or increase the prices of materials supplied by these suppliers, it could delay product shipments and adversely affect our business operations and profitability.

We are subject to the environmental protection laws of the PRC, which may result in restrictions on our operations or liabilities for pollution.

Our manufacturing process may produce by-products such as effluent, gases and noise, which are harmful to the environment. we are subject to multiple laws governing environmental protection, such as “The Law on Environmental Protection in the PRC” and “The Law on Prevention of Effluent Pollution in the PRC”, as well as standards set by the relevant governmental bodies determining the classification of different wastes and proper disposal. We have submitted the Examination and Acceptance Report on the Device of Sewage Disposal System on August 22, 2000 and the Examination and Acceptance Report on the Environmental Protection Facility on December 1, 2000 to relevant authority in Guiyang City. In addition, we obtained the Supervisory Reports on sewage, noise, smoke, sulfur dioxide and Nitrogen oxides from Guiyang Environmental Supervision Center on October 10, 2004 and November 30, 2004.

China is experiencing substantial problems with environmental pollution. Accordingly, it is likely that the national, provincial and local governmental agencies will adopt stricter pollution controls. There can be no assurance that future changes in environmental laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Our business’s profitability may be adversely affected if additional or modified environmental control regulations are imposed upon us.

The commercial success of our products depend upon the degree of market acceptance, and our profitability will be impaired if we are unable to obtain sufficient market penetration.

The commercial success of our products depends upon the degree of market acceptance among the medical community. Even if our products are approved by the SFDA, there is no assurance that physicians will prescribe or recommend our products to patients. Furthermore, a product’s prevalence and use at hospitals may be contingent upon our relationship with the medical community. The acceptance of our products among the medical community may depend upon several factors, including but not limited to, the product’s acceptance by physicians and patients as a safe and effective treatment, cost effectiveness, potential advantages over alternative treatments, and the prevalence and severity of side effects. Failure to attain market acceptance among the medical community may have an adverse impact on the Company’s operations and profitability.

If our exiting products reach the end of their life cycle before new we develop new products, our profitability will be impaired.

Medicine is a special kind of merchandise. Chinese herbal medicine has its own lifecycle, which is affected by pharmacological developments and the resultant launch of substitute products. Improvements in the theoretical basis and technical application for herbal medicines could increase the number and speed of new product launches which shorten the life cycle of existing products. Naoningsu Capsule and Liuweimuxiang Capsule have been given the Chinese Herbal Medicine Protected Certification by SFDA. Baite’s products other than those two are not subject to the protection as Chinese Herbal Medicines. New launches of medicines with similar characteristics would increase the competition on those two products. To avoid loss, Baite must speed up its research and development for new products.

We are subject to the PRC price control of drugs, which may adversely effect our profit margins.

The State Development and Reform Commission (“SDRC”) of the PRC and the price administration bureaus of the relevant provinces in which our pharmaceutical products are manufactured are responsible for the retail price control over our pharmaceutical products. Currently, we have five products under the price control, which are Anbianxilin Capsule, Antelope Rheum Capsule, Compound Salvia Root Tablet, Yinhuang Pills and QijuDihuang Capsule. The SDRC sets the price ceilings for certain pharmaceutical products in the PRC. Where our products are subject to a price ceiling, we will adjust the product price to accommodate for the pricing of competitors in competition for market share. The price ceilings set by SDRC may limit our profitability, and in some instances, such as where the price ceiling is below the production costs, may cause us to stop manufacturing certain products.

We may suffer as a result of product liability or defective products

We may produce products which, despite proper testing, inadvertently have an adverse pharmaceutical effect on the health of individuals. The existing PRC laws and Regulations do not require us to maintain third party liability insurance to cover product liability claims. However, if a product liability claim is brought against us, it may, regardless of merit or eventual outcome, result in damage to our reputation, breach of contract with our customers, decreased demand for our products, costly litigation, product recalls, loss of revenue, and the inability to commercialize our some products. We currently are not aware of any existing or anticipated product liability claims with respect to our products.

Collective tendering of pharmaceutical products may lead to reduced revenue.

Chinese regulations require non-profit medical organizations established in China to implement collective tender processes for the purchase of medicine. Also, it is intended that the implementation of a tender purchase system will be extended gradually and will cover, among other medicines, those consumed in large volume and commonly used for clinical purposes. Pharmaceutical wholesalers must be duly authorized by pharmaceutical manufacturers in order to participate in the tender. If, for the purpose of reducing the bidding price, pharmaceutical manufacturers participate in the collective tender on their own and enter into purchase and sales contracts with medical organizations directly without authorizing a pharmaceutical distributor, the revenue of Baite or any other subsidiaries that we may acquire in the future, whose main business is pharmaceutical distribution, may be adversely affected.

Even though Baite has established long-term business relationships with many medical organizations, if pharmaceutical manufacturers are awarded contracts under the tender process, relevant medical organizations would not breach the tender agreement in order to purchase similar products from Baite.

If the medicines Baite distributes are replaced by other medicines or removed from China’s social insurance catalogue in the future, Baite’s revenue may suffer.

Pursuant to relevant Chinese social regulations, patients purchasing medicines listed by China’s state and/or provincial governments in the catalogue covered by social insurance, or the insurance catalogue, may be, in part or in whole, reimbursed by a social medicine fund. Accordingly, pharmaceutical distributors prefer to engage in the distribution of medicines listed in this insurance catalogue. However, the content of this insurance catalogue is subject to change by the Ministry of Labor and Social Security of China, and new medicines may be added to this social insurance catalogue by provincial level authorities as part of their limited ability to change certain medicines listed in the social insurance catalogue. Five medicines, Anbianxilin Capsule, Antelope Rheum Capsule, Compound Salvia Root Tablet, Yinhuang Pills and QijuDihuang Capsule, are listed in this insurance catalogue. If the medicines distributes are replaced by other medicines or removed from this insurance catalogue in the future, Baite’s revenue may suffer.

Item 2 - Description of Property

As of June 30, 2006, the Company's principal executive offices was located at 5980 Horton St, Suite 405, Emeryville, California, and include approximately 6,820 square feet of lab, offices, warehouse and manufacturing space. The Company pays a base rent of approximately $24,000 per month.

PTI

As of June 30, 2006, PTI’s principal executive offices (which it shares with BiTech) was located at 5980 Horton St., Suite 405 Emeryville, California, and include approximately 6,820 square feet of lab, offices, warehouse and manufacturing space. The Company pays a base rent of approximately $24,000 per month.

Due to the relocation of PTI, as of July 20, 2006, the Company entered into a new lease agreement with the Russ Family Trust. As of August 14, 2006, the Company and Emery Station Office II LLC mutually agreed to terminate the lease agreement for Emeryville facility. The principal executive office is moved to new address: 3505 Cadillac, Unit F-7, Costa Mesa, California.

First Capital

The sole subsidiary of First Capital, Baite, entered into a lease agreement (the “Lease Agreement”) with its former related party, under which Baite leased the offices located at No. 220-2 Baiyun Road, Guiyang, Guizhou Province, China, as its principal executive offices which include approximately 15,995 square meter of offices, warehouse and manufacturing space. The term of the lease is 3 years, from January 1, 2003 to December 31, 2005. The rent from January 1, 2003 to December 25, 2004 was RMB240, 000 (approximately US $ 29,593) and the water and electricity fee was RMB 60,000. As of July 13, 2005, Baite and its former related party extended the Lease Agreement to December 31, 2010 with the same terms and conditions. As of January 4, 2006, Baite modified the Lease Agreement to increase the rent to RMB 500,000 (approximately US $ 61,652), by increasing the space from 15,995 square meter to 64,380 square meter including capsule workshop, suppository and lotion, workshop, injection workshop, syrup workshop and executive office. As of January 25, 2006, Baite corrected one clerical error in the aforesaid Lease Agreement

Item 3 - Legal Proceedings

We have no pending legal proceedings. From time to time, we may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 - Market for Company's Common Stock and Related Stockholder Matters

There is no public trading market for the Company’s securities.

Item 6 - Management's Discussion and Analysis or Plan of Operation
(All amounts indicated are expressed in USD thousands unless otherwise stated)

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this Report. In this discussion, the words “the Group”, “we”, “our” and “us” refer to BiTech Pharma, Inc. and its subsidiaries comprised of ProteomTech, Inc. (“PTI), First Capital Asia Investments Limited (“First Capital”) and Guizhou Baite Pharmaceutical Co., Ltd. (“Baite”).

Forward-looking Statements

Some of the statements contained in this Report are not statements of current or historical fact.  As such they are forward-looking statements within the meaning of the federal securities laws. These statements relate to our expectations concerning future events or our future financial performance. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, assumptions and other statements that are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “intend”, “potential” or “continue”, or the negative of these terms, or other comparable terminology. Actual events or results may differ materially from those suggested by our forward-looking statements.  Forward-looking statements rely on a number of assumptions and estimates which could be inaccurate and are subject to risks and uncertainties, including those identified under “Risk Factors” in Item 1 above and elsewhere in this Report. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no general obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

On June 30, 2005, we completed a stock exchange transaction with the shareholders of PTI and First Capital. Pursuant to the terms of the exchange, we issued 11,505,102 shares of our common stock to the shareholders of PTI and First Capital, representing approximately 90.2% of our post-exchange issued and outstanding common stock, in exchange for 100% of the outstanding common stock of PTI and First Capital. As a result of this transaction, we currently operate as a holding company of PTI and First Capital. And the business could be separated into two business segments including drug research and development contract service and production and sale of medicines.
PTI’s principal focus is on protein drug research and development. The main source of its revenues has been from licensing fees and contract services. In 2005, PTI granted and licensed exclusive rights to use Pt-Fold Technology to manufacture and produce VEGI192 and market the protein drug in China to a former related party, and licensing fees from this agreement was the main source of revenues in 2005. In 2006, PTI licensed exclusive rights to use Pt-Fold Technology to manufacture AAT, and to market the drug in China to a Chinese pharmaceutical company.

The acquisition of Baite by First Capital on January 4, 2005 allowed the Group to develop its business in the production and sale of medicine.  The production and sale of medicine have become another main source of our income.

We review various metrics to evaluate our financial performance. For the year ended June 30, 2006 the Company’s total revenue was $6,114 thousands, compared with the total revenue of $3,928 thousands for the year ended June 30, 2005. The net profit was $457 thousands for the year ended June 30, 2006, compared with a net profit of $886 thousands in 2005. For the detailed discussion of our revenue, margins, earnings and other financial results, see “Result of Operations” below.

Results of Operations

Revenue Recognition

We recognize revenues from license fee income, research contract services rendered and sale of medicines. License fee income represented income from the sale of an exclusive sublicense, which was recognized when the license agreement was executed. Revenue from contract services rendered is recognized when the service is billed and has been delivered according to the service contract with customers. Revenue from the sale of goods is recognized when significant risks and rewards of ownership of the goods are transferred to the buyer, the Group retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold, and it is probable that the economic benefit associated with the transaction will flow to the Group and the relevant revenue and costs can be measured reliably.

Recording of Expenses

We recorded our operating expenses among the following categories:
Cost of sales, and Operating expenses

Cost of sales consists of direct materials, direct labor and manufacturing overhead. Manufacturing overhead was allocated based on normal operating capacity. Cost of sales, as a percentage of net revenues, tends to and is expected to fluctuate from one period to another as a result of changes in product mix, which result from different products having different material costs.

Operating expenses consist primarily of salary and related benefit charges (“staff cost”), depreciation, amortization, rental, provision for doubtful accounts, provision for inventories, commission, travelling expense, R&D expenses and other costs related to operational and administrative employees. Depreciation represented depreciation costs recorded on a straight-line method, based on estimated useful lives of 2 to 5 years for electronic equipment, 5 years for office furniture and equipment, 5 years for lab furniture and equipment, 5 years for tools, 5 to 10 years for machinery, 5 to 10 years for vehicles and 5 to 5.75 years for leasehold improvement with estimated residual rate of 0 to 10%. Amortization expenses mainly represented amortization cost recorded on license fee as other assets on a straight-line method over a period of 20 years.

Year Ended June 30, 2006 Versus June 30, 2005

The following table sets forth amounts from our consolidated financial statements with dollar amounts expressed in thousands and percentage changes for the year ended June 30, 2006 compared to the year ended June 30, 2005.

	Years ended June 30,		Increased/(Decreased)
	2006	2005	Amount	%

Revenues, net	6,114	3,928	2,186	56%
Cost of sales	1,694	485	1,209	249%

Gross profits	4,420	3,443	977	28%

Expenses
Operating expenses	4,200	3,032	1,168	39%

Operating income/(loss)	220	411	(191)	(46%)

Interest income/(expense), net	(2)	(2)	-	-

Dividend income	51	4	47	1175%

Grant and other income, net	383	507	(124)	(24%)

Investment broker fees	(9)	-	(9)	-

Investment loss	(28)	-	(28)	-

Income/(loss) before income taxes	615	920	(305)	(33%)

Income tax provision	158	34	124	365%

Net income/(loss)	457	886	(429)	(48%)

Total net revenue increased favourably from $3,928 thousands to $6,114 thousands. This increase resulted from the increased sales of medicines. The gross profit rate decreased from 88% in 2005 to 72% in 2006. The decrease was due to the fact that from August 2005 Baite began to produce a new medicine, antitussive syrup, of which gross profit margin was less than 50%. Furthermore the antitussive syrup sales were 53% of the total sales income in Baite in the year 2006.

As mentioned above, First Capital acquired all the capital stock of Baite on January 4, 2005. Purchase method accounting was applied in recording this transaction. Baite is principally engaged in the manufacture and sales of medicines, mainly including Naoningsu Capsule, Danlingxinshu Capsule, Lingzhi Capsule, Liuweimuxiang Capsule, Anbianxilin Capsule, Piles Water, Piles Bolt and Antelope Rheum Capsule. Cost of sales mainly represented cost of sales of medicine, which increased along with the increase of revenue from sales of medicine.

Operating expenses increased by 39% from $3,032 thousands to $4,200 thousands, mainly due to the acquisition of Baite and the consolidation of its operations, an increase in salaries and benefits associated with increased head counts.

Grant and other income decreased significantly from $507 thousands to $383 thousands. In the year ended June 30, 2005, PTI was entitled to two grants. One was for VEGI with total amount of $700 thousands that to be received evenly in two calendar years, the other was for Hbx with total amount of $100 thousands that to be received evenly in one calendar year. The first phase research on Hbx was completed by the end of year 2004. In the year ended June 30, 2006, PTI was only entitled to the grant for VEGI, which resulted in the significant decrease in grant income.
Income tax provision increased from $34 thousands to $158 thousands which were mainly due to increased sales revenue from Baite in China, which was subject to Chinese Enterprise Income Tax.

Liquidity and Capital Resources

As of June 30, 2006, we had $421 thousands of cash and cash equivalents on hand. Our expected primary cash needs on both short and long-term bases are for expansion of capital expenditure, new product development, expansion of services, geographic expansion, working capital and other general corporate purposes. Historically PTI and Baite funded their operations and growth with cash flows from operations and borrowings.

For the year ended June 30, 2006 cash used by operating activities was $1,326 thousands compared to cash provided by operating activities of $911 thousands in the same period in pervious in 2005. The adverse change was mainly due to two factors: the decrease in revenue from licensing fees for protein drugs in the year ended June 30, 2006, and the increase in inventories.

For the year ended June 30, 2006 cash received in investing activities was $1,024 thousands compared to $1,829 thousands in cash used in the year ended June 30, 2005. The favorable change from negative to positive cash flow in investing activities was mainly due to the proceeds from PTI’s sale of investment securities for $1,464 thousands.

For the year ended June 30, 2006, cash provided by financing activities was $250 thousands compared to $1,200 thousands in the year ended June 30, 2005, which reflect a reduction in capital insertion by PTI’s former shareholders.

Contractual Obligations

The Group entered into several operating leases for its laboratory facility in California, USA, and for its plant and machinery in Guiyang, PRC. On August 14, 2006, PTI and Emery Station Office II LLC mutually agreed to terminate the lease for the Emeryville facility before schedule. Starting from September 1, 2006, PTI started to operate in a Costa Mesa facility in Souther California and a new lease became effective. The plant lease agreement of Baite will expire in 2010. Rental payments were calculated on a monthly basis. Total future minimum lease payments under these non-cancellable operating leases were as follows:

	June 30	June 30,
	2006	2005
Not more than 1 year	222	282
More than 1 year but not more than 2 years	164	282
More than 2 years but not more than 3 years	164	56
More than 3 years but not more than 4 years	164	36
More than 4 years but not more than 5 years	133	36
More than 5 years	8	18
	855	710

Off-balance Sheet Arrangements

As of June 30, 2006, the Company does not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in the Summary of Significant Accounting Policies in the notes to our consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, our management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We believe that the following critical accounting policies affect our more significant estimates used in the preparation of financial statements. Management has discussed the development and selection of the critical accounting estimates discussed below with our audit committee, and our audit committee has reviewed our disclosures relating to these estimates.

Revenue Recognition

Revenue from the sale of goods is recognized when significant risks and rewards of ownership of the goods are transferred to the buyer, the Group retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold, and it is probable that the economic benefit associated with the transaction will flow to the Group and the relevant revenue and costs can be measured reliably.

Revenue from service contract rendered is recognized when the service is billed and has been delivered in accordance with the terms of the service contract with the customer.  The average length of a service contract is one month.  Service contracts generally require a fifty percent non-refundable down payment at the beginning of the contract with the balance being due upon delivery of services.

License fee income represented income from a one time sale of an exclusive sublicense, which was recognized when the sublicense agreement was executed.  Rights to the patent which was sublicensed were acquired in 2001 by PTI.  The company has no future obligation to the acquirer under the sublicense agreement.

Grant Income

The Group received four grant rewards from National Institute of Health in Department of Health and Human Services to support various projects which last one or two years. Award recipients are responsible for reporting inventions derived or reduced to practice in the performance of work under each grant. These awards are based on the applications submitted by the Group which outlines various cost calculations teamed up with outside researchers. However, recommended future year total cost support is subject to the availability of funds and satisfactory progress of each project.  Grant income is recognized on a cost reimbursement basis consistent with the performance requirements of the related grant.

Research and Development Expense

Research and development expenditures are expensed as incurred.

Advertising Costs

Advertising costs are charged against operations during the period incurred except for direct-response advertising costs, which are capitalized and amortized over periods not exceeding one year. The Group did not incur any direct-response advertising costs during the reporting periods.

Concentration of Credit Risk and Accounts Receivable

Financial instruments that potentially subject us to credit risk consist principally of trade receivables. Trade receivables result from sales of products to retail customers. We extend credit to a substantial number of customers and perform ongoing credit evaluations of those customers' financial condition while, generally, requiring no collateral. Customers that have not been extended credit by us are on cash in advance basis only.

Receivables are carried at original invoice amount less provision for doubtful accounts adjusted for write-offs.  The provision for doubtful accounts is based on historical experience and any specific customer collection issues the Group has identified.

The Group’s clients are primarily pharmaceutical trading companies or clients in biotech, medical research and pharmaceutical R&D communities. There were two customers accounted for 58% and 13% of the Group’s net revenue respectively in twelve months ended June 30, 2006. One is Guizhou Yibai Pharmaceutical Co. The receivable balances due from this customer as of June 30, 2006 were $1,213 thousands. The other one is Shandong SAIKESAISI Pharmacy & Science Ltd. The receivable balance due from this customer as of June 30, 2006 was nil. Except for those two customers, no other customers accounted for more than 10% of the Group’s net revenue. In the year ended June 30, 2005, one customer accounted for 64% of the Group’s net revenues. The receivable balance due from this customer as of June 30, 2005 was nil. Except for that client, no other clients accounted for more than 10% of the Group’s net revenues in the 2005 fiscal year.

Concentrations of credit risk with respect to accounts receivable are limited to a degree due to the large number of clients comprising the Group’s client base. The Group performs ongoing credit evaluations of each client’s financial condition and, generally, does not require collateral. The Group maintains reserves for potential credit losses and these losses, in the aggregate, have historically not exceeded estimates. Based on the information available to us, we believe our allowances for doubtful accounts as of June 30, 2006 were adequate.

Cash and cash equivalents

Cash and cash equivalents consist of unrestricted cash accounts, which are not subject to withdrawal restrictions or penalties, and highly-liquid investments with original maturities of three months or less. Those are readily convertible to known amounts of cash with an insignificant risk of changes in value.

Inventories

Inventories include raw materials, work in progress, finished goods and packaging materials, and are presented at the lower of cost or net realizable value.

Inventories are stated at lower of cost or market using the average cost method. The cost of finished goods and work in progress is comprised of raw materials, direct labor and an allocation of all production overhead expenditures incurred based on normal operating capacity.

Cost of inventories is determined on an item-by-item basis.  When the cost of the inventory item is higher than its market (net realizable) value, it is adjusted to market. Market value is the estimated selling price in the ordinary course of business, less the estimated costs to completion and estimated costs necessary to make the sale.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method to allocate the cost of the assets to their estimated residual values over their estimated useful lives. The estimated useful lives and estimated residual values expressed as a percentage of cost are as follows:

	Estimated useful lives	Estimated residual value
Electronic equipment	2 - 5 years	0 - 5%
Office Furniture & Equipment	5 years	-
Lab Furniture and Equipment	5 years	-
Tools	5 years	-
Machinery	5 - 10 years	5 - 10%
Vehicles	5 - 10 years	5%
Leasehold Improvement	5 - 5.75 years	-

Where the carrying amount of an asset is greater than its estimated recoverable amount, it is written down immediately to its recoverable amount.

Repairs and maintenance are charged to the income statement during the financial period in which they are incurred. The cost of major renovations is included in the carrying amount of the asset when it is probable that future economic benefits in excess of the originally assessed standard of performance of the existing asset will flow to the Company. Major renovations are depreciated over the remaining useful life of the related assets.

License and Patent

Legal costs and the related license fees associated with the process of obtaining patent approval are recorded as assets when they are incurred.  The approved patent and related patent costs are amortized on a straight line basis over the estimated economic lives of the patents, which are generally 20 years and commences at the time the patent is awarded.

Costs related to the development of patentable products are charged to operations as research and development costs in the period incurred.

Patent costs are evaluated for impairment using the methodology set forth in SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Recoverability of these assets is assessed only when events have occurred that may give rise to an impairment.

Operating Leases

Where a significant portion of the risks and rewards of ownership are retained by the lessor, leases are classified as operating leases. Payments made under operating leases are charged to the income statement on a straight-line basis over the period of lease.

Net income

Net income does not reflect certain annual appropriation to reserve funds in accordance with PRC regulations. These appropriations are reflected in the statement of changes in shareholders’ equity as a reduction in the retained deficits.

Income taxes

Income taxes are computed using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Group’s financial statements or tax return. In estimating future tax consequence, the Group generally considers all expected future events other than enactment of changes in tax law or rates. If the future tax situation is uncertain, no deferred tax assets and liabilities are set up in the financial statements. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recorded.

Income Tax Provision: Income tax consists of US income tax and PRC enterprise income tax. PRC income is provided on the basis of the profit for statutory financial reporting purpose, adjusted for income and expenses items, which are assessable or deductible for income tax purposes.

Details of taxation charged to the statement of operations during the reporting periods were as follows:

	Year ended June 30,
	2006	2005
Provision for enterprise income tax
- US income tax	2	1
- PRC enterprise income tax	169	82
Deferred tax (income) resulting from provision for doubtful accounts	(43)	(12)
Deferred tax expense/(income) resulting from provision for inventories	13	(20)
Deferred tax (income) resulting from provision for R&D	17	(17)
	158	34

Employee benefits

Any eligible PTI employee can elect to contribute a certain percentage of their compensation (maximum of 100%) to a 401(K) account, and PTI’s employer match is the lesser of 4% of the employee’s compensation, or the employee’s elected contribution amount.

Pursuant to the PRC laws and regulations, contributions to the Basic Social Insurance including pension for the Baite’s local staff are to be made monthly to a government agency based on 60% of the standard salary set by the provincial government. Baite is responsible for paying the social insurance at the rate of 30.7%, and the staff is responsible for paying the social insurance at the rate of 11%. The government agency is responsible for the pension liabilities relating to such staff on their retirement. Baite accounts for these contributions on an accrual basis and charges expense in the year the related payroll is paid.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.

Taxes

Because we conduct operations in both USA and PRC, our effective tax rate has and will continue to depend upon the distribution of our pre-tax earnings among USA and PRC with varying tax rates. Our profits are also impacted by changes in the tax rates of the various taxing jurisdictions.

Inflation

Our contracts were all short-term contracts and we expect that inflation generally will not have material adverse effect on our operations or financial conditions.

Potential Liability and Insurance

Drug development services involve the testing of new drugs on human volunteers pursuant to a study protocol. This testing exposes us to the risk of liability for personal injury or death to patients resulting from, among other things, possible unforeseen adverse side effects or improper administration of the new drug. Many of these patients are already seriously ill and are at the risk of further illness or death. We attempt to manage our risk of liability for personal injury or death to patients from administration of products under study through measures such as stringent operating procedures, contractual indemnification provisions with clients and insurance. We monitor our clinical trials in compliance with government regulations and guidelines. We have adopted standard operating procedures intended to satisfy regulatory requirements in the US and PRC and serve as a tool for controlling and enhancing the quality of our clinical trials. The contractual indemnifications generally do not protect us against our own actions. We currently maintain professional liability insurance coverage in US with limits we believe are adequate and appropriate. While in PRC, we currently do not maintain any liability, hazard or other insurance, except the auto insurance purchased by Baite on May 20, 2006, covering our services, business, operations, errors, acts or omissions, personnel or properties. To the extent that we are unable to recover from others for any uninsured losses, such losses could result in a loss of capital and significant harm to our business.

Item 7 - Financial Statements

The Financial Statements that constitute Item 7 are included at the end of this Report beginning on Page F-1.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no changes or disagreements with the Company’s independent outside auditor.

Item 8A - Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Currently, we are in the process of revising the internal control and procedures.

Item 8B - Other Information

None.

PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The directors and executive officers of the Company are as follows:

Name	Age	Position
Jun Bao	49	Director & President & CEO & CFO
Xinli Lin	49	Director & CSO
Jie Xue	40	Director

Mr. Jun Bao is the President, CEO and Director of BiTech. In September 2003, he jointed PTI as the President and acting CEO. From 2001 to 2003, Mr. Bao was the President and CEO of YB pharmaceutical in China. Mr. Bao has in-depth knowledge about evaluation, product management, and process control of pharmaceutical drugs. Mr. Bao worked in the China Drug Administrative System and Chinese State Drug Administration (the predecessor of SFDA, the “SDA”) for 15 years. He was the Deputy Administrator, Administrator, and Director of New Drug Investigation and Approval Office of the SDA in Guizhou Province in PRC for 7 years. He was also responsible for supervising the investigation, approval, evaluation, production, control, and management of pharmaceuticals in SDA of Guizhou Province in PRC. Mr. Bao was a supervisor for Chinese National Drug Bureau and an examiner for Chinese National GMP Bureau. Mr. Bao also has 3 years of experience as project chief inspector in several large Chinese pharmaceutical companies. Mr. Bao has a BS degree in Pharmacy. He has had MBA training and other trainings organized by Chinese SDA for high-grade drug testing, GMP management, law, and drug testing management.

Dr. Xinli Lin is the Chief Scientific Officer and Director of BiTech. He is also the Founder, Executive Vice President, and Chief Scientific Officer of PTI. He is serving as a member of the Center for Scientific Review of the National Institute of Health. Prior to founding PTI in 2001, Dr. Lin was an adjunct member/professor at Oklahoma Medical Research Foundation (OMRF) and University of Oklahoma Health Science Center. In his 15 years academic research career, Dr. Lin has published over 50 scientific papers and was an inventor of 5 issued patents, which cover discovery of new enzymes, development of new gene therapy method, and invention of the high-pH/pH shift refolding method (Pt-Fold technology). Dr. Lin's work was published in the Journal Science for refolding of Streptokinase in 1998, and BACE (beta-secretase) in 2000. Dr. Lin received the Edward L. and Thelma Gaylord Prize for Scientific Achievement in 2000. In 2002 a special plaque was placed at OMRF, honoring Dr. Lin's contribution in Alzheimer's research. Dr. Lin was the sole inventor of the protein refolding patent which led to the founding of PTI. Dr. Lin received a BS degree in Chemistry from Peking University, China, and was selected for graduate study in the United States. Dr. Lin received an Outstanding Graduate Student Award (Cunningham Fellowship) in 1984, and earned his Ph.D. in Biochemistry from Virginia Tech. University in 1987.

Ms. Jie Xue is the director of BiTech. She also takes the position of the general manager of Baite. From 2002 to 2005, Ms Xue acted as the vice general manager of Baite. From 2001 to 2002, she joined the administration and manufacture department of Guizhou Hongjian Pharmaceutical Co., Ltd. From 1994 to 2001, Ms. Xue was the vice manager of Guizhou Xingye Pharmaceutical Co., Ltd.. From 1986 to 1990, Ms. Xue acted as a technician in GuiYang Second Pharmaceutical Factory and director of working shop at Haifu Pharmaceutical Factory for two years. Ms. Jie Xue has experience with pharmaceutical industry for more than 19 years. She graduated from medicine department of Guiyang Medical University with a bachelor’s degree. She is also qualified as a Certified Pharmaceutist and Chinese Herbal Pharmaceuticalist.

Board Composition and Committees

The board of directors is currently composed Jun Bao, Xilin Lin and Jie Xue. All board actions require the approval of a majority of the  directors in attendance at a meeting at which a quorum is present.

We currently have no committees of Audit, Compensation, or any other committees; therefore, the board will act in the capacity of the absent committees.

Disclosure of  Commission   Position  of  Indemnification  for  Securities and Liabilities

Our Amended and Restated Certificate of Incorporation,  with certain exceptions, eliminates  any  personal  liability  of  directors  or  officers  to us or  our stockholders for monetary damages for the breach of such person's fiduciary duty to the extent  permitted by law. We have also adopted  by-laws which provide for indemnification  to the full extent  permitted  under the law which includes all liability,  damages,  costs,  or expenses  arising  from or in  connection  with service for,  employment by, or other  affiliation with us to the maximum extent and under all circumstances permitted by law.

There are presently no material pending  legal  proceeding to which a director, officer, or employee of ours is a party. There is no pending litigation or legal proceeding involving one of our directors,  officers,  employees or other agents as to which indemnification is being sought, and we are not aware of any pending or threatened  litigation that may result in claims for  indemnification  by any director, officer, employee or other agent.

To  the  extent   provisions  of  our  Amended  and  Restated   Certificate   of Incorporation  provide for  indemnification of directors for liabilities arising under the  Securities  Act or the Exchange  Act,  those  provisions  are, in the opinion of the  Securities  and Exchange  Commission,  against public policy and therefore are unenforceable.

Code of Ethics

We do not yet have a Code of Ethics. The board of directors had decided to postpone the adoption of a code of ethics until we are able to focus our business plan and develop a greater infrastructure. Once we have adopted a Code of Ethics, a copy may be obtained by sending a written request to our corporate Secretary.

Director Compensation

No cash compensation was paid to our director for services as a director during the fiscal year ended June 30, 2006. We have no standard arrangement pursuant to which our board of directors are compensated for their services in their capacity as directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. All authorized out-of-pocket expenses incurred by a director on our behalf will be subject to reimbursement upon our receipt of required supporting document of such expenses. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a class of our capital stock, to file reports of ownership and changes in their ownership with the Securities and Exchange Commission. These persons are required to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms received by us, we believe that during the year ended December 31, 2005, all persons subject to Section 16(a) filing requirements have filed on a timely basis reports required to be filed by Section 16(a) of the Exchange Act.

Item 10 - Executive Compensation

No cash compensation was paid to our director for services as a director during the fiscal year ended June 31, 2006. We have no standard arrangement pursuant to which our board of directors is compensated for their services in their capacity as directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of our Company other than those services ordinarily required of a director.  All authorized out-of-pocket expenses incurred by a director on our behalf will be subject to reimbursement upon our receipt of required supporting document of such expenses.  No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

The following table provides compensation information for the period indicated with respect to the person who served as our President for the years ended June 30, 2006, 2005 and 2004, and all other of our executive officers receiving total salary and bonus in excess of $100,000 during the years ended June 30, 2006, 2005 and 2004 (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensa- tion	Restricted Stock Awards ($)	Securities Under-lying Options/ SARs ($)	LTIP Payouts ($)	All Other Compen- sation ($)
(1) Tim Halter (CEO, President, CFO, Chairman of the Board and Secretary)	2004 2005	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Jun Bao (President & CEO)	2005	30,000	0	0	0	0	0	0

Employment, Severance and Change of Control Agreements

Currently, BiTech has not signed any employment agreements with its executive officers and directors. All the full time employees of PTI and Baite have employment agreements as offer letter, signed by both the company representative and the employees. Mr. Jun Bao and Mr. Xinli Lin have signed an employment agreement with PTI, and Ms. Jie Xue has signed an employment agreement with Baite.

The employment agreement between Mr. Jun Bao and PTI is an at-will employment agreement signed on September 20, 2003. No annual base salary is paid to Mr. Bao because 6,150,000 shares of PTI common stock has been granted to him as compensation instead of cash. A confidentiality agreement and an invention disclosure agreement are signed separately as the attachments of the employment agreement.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us with respect to the beneficial  ownership of our common stock as of September 28, 2006 and (i) all persons who are known to us to be  beneficial  owners of five percent or more of the common stock,  (ii) each of our Directors,  and (iii) all current  Directors and executive officers as a group.

Name and Address(1)	Amount of Common Stock and Nature of beneficial Ownership	Approximate Percent of Ownership of Common Stock	Amount of Preferred Stock and Nature of Beneficial Ownership	Approximate Percentage of Ownership of Preferred Stock
Xilin Lin	956,633	7.5%	0	0
Jun Bao	956,633	7.5%	0	0
Lin’s Investment Management Co., Ltd (2)	6,801,016	53.32%	0	0
Jie Xue	127,551	1%	0	0
All executive officers and directors of the Company as a group (4 persons) (four persons)	2,040,817	16%	0	0

(1) Unless otherwise stated, the address of all persons in the table is 3505 Cadillac, Unit F-7, costa Mesa, California, 92626
(2) Xinli Lin, as the director of Lin’s Investment Management Co., Ltd, has the power to exercise the voting rights of Lin’s Investment Management Co., Ltd.

Item 12 - Certain Relationships and Related Transactions

None.

Item 13 - Exhibits

(1) Our audited financial statements are included in this Report.

(2) EXHIBITS

Exhibit Number	Description

10.16*	Supply Agreement, dated as of July 1, 2005, by and between Anshun Jiujiu Chinese Medicine co., Ltd and Baite.

10.17*	Supply Agreement, dated as of July 13, by and between Guizhou Qianye Plastics Co., Ltd and Baite.

10.18*	Customer Agreement, dated as of November 3, 2004, by and between Hainan Success Medicament Co., Ltd and Baite

10.19*	Customer Agreement, dated as of September 5, 2005, by and between former related party and Baite.

10.20*	Customer Agreement, dated as of September 5, 2005, by and between former related party and Baite.

31*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith

Item 14. Principal Accountant Fees and Services

For each of the two fiscal years ended June 30, 2005 and 2006, the fees to our independent registered public accounting firm, Rotenberg & Co. LLP, for services they rendered to us were as set forth below. A portion of the audit fees for the fiscal year June 30, 2005 and 2006 were:

	FISCAL 2004	FISCAL 2005

Audit Fees	$140,000	$100,000

Audit-Related Fees	$0	$2,076

Tax Fees	$0	$0

All Other Fees	$0	$0

Total	$140,000	$102,076

SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

BiTech Parma Inc.

Dated: November 27, 2006	By:	/s/ Jun Bao
Jun Bao
President Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of registrant and in the capacities and on the date as indicated.

Dated: November 27, 2006	By:	/s/ Jun Bao
Jun Bao
President Chief Executive Officer and Chief Financial Officer

BITECH PHARMA, INC. (F/K/A CHINA RX HOLDINGS, INC.) & SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

For Years Ended June 30, 2006 & 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders
BiTech Pharma, Inc. and Subsidiaries
Emeryville, California

We have audited the accompanying consolidated balance sheets of BiTech Pharma, Inc. and Subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
September 22, 2006

BITECH PHARMA, INC. (F/K/A CHINA RX HOLDINGS, INC.) & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR YEARS ENDED JUNE 30, 2006 & 2005
(All amounts in USD thousands unless otherwise stated)

	Years ended June 30,
	2006	2005

Revenues, net	6,114	3,928
Cost of sales	1,694	485

Gross profits	4,420	3,443

Expenses
Operating expenses	4,200	3,032

Operating income	220	411

Interest expense, net	(2)	(2)

Dividend income	51	4

Grant and other income, net	383	507

Investment broker fees	(9)

Investment loss	(28)

Income before income taxes	615	920

Income tax provision	158	34

Net income	457	886

Unrealized loss on marketable securities	(4)

Foreign currency translation adjustment	68	4

Comprehensive Income	521	890

Net income per share - Basic and Diluted	USD 0.04	USD 0.07
Weighted Average Common Shares Outstanding - Basic and Diluted	12,755,102	12,755,102

The accompanying notes are an integral part of financial statements.

BITECH PHARMA, INC. (F/K/A CHINA RX HOLDINGS, INC.) & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF THE YEARS ENDED JUNE 30, 2006 & 2005
(All amounts in USD thousands unless otherwise stated)

	As of June 30,
	2006	2005
Current assets
Cash and cash equivalents	421	409
Investment in securities, net	148	1,557
Accounts receivable, net	3,283	983
Advances to suppliers	101	58
Other receivables, net	178	267
Inventories	738	425
Other current assets	0	48
Deferred tax asset	83	70
Total current assets	4,952	3,817

Property, Plant and equipment, net	737	823
Other assets, net	517	391
Total assets	6,206	5,031

Current liabilities
Accounts payable	636	317
Advances from customers	72	106
Loan payable to YB VENTURE	150
Income tax payable	54	87
Accrued expenses	348	460
Accrued salaries	39	50
Other current liabilities	939	664
Total current liabilities	2,238	1,684

Total liabilities	2,238	1,684

Shareholders’ equity
Common stock ($0.001 par value; 40,000,000 shares authorized; 12,755,102 shares issued and outstanding)	13	13
Other Comprehensive income	68	4
Additional Paid In Capital	8,987	8,887
Retained deficit	-5,100	-5,557
Total shareholders’ equity	3,968	3,347

Total liabilities and shareholders’ equity	6,206	5,031

The accompanying notes are an integral part of the consolidated financial statements.

BITECH PHARMA, INC. (F/K/A CHINA RX HOLDINGS, INC.) & SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED JUNE 30, 2006 & 2005
(All amounts in USD thousands unless otherwise stated)

	Common Stock		Other Comprehensive Income		Additional Paid In Capital	Retained Deficit	Total
	Shares	Amount	Unrealized Gain / (Loss)	Effect of exchange rate changes
Balance at June 30, 2004	12,305,102	13	-		7,187	-6,443	757
Unrealized gain	-	-	4		-		4
Capital insertion	-	-	-		1,200		1,200
Net income	-	-	-		-	886	886
Acquisition of Ballantrae, LLC	450,000
Acquisition of Baite					500		500
Balance at June 30, 2005	12,755,102	13	4		8,887	-5,557	3,347
Unrealized gain
Capital insertion					100		100
Effect of exchange rate changes				68			68
Unrealized Gain/(Loss)			-4				-4
Net income						457	457
Balance at June 30,2006	12,755,102	13	-	68	8,987	-5,100	3,968

(Note:Baite company changed its name to Baite on August 15, 2005.)
The accompanying notes are the integral part of the financial statements.

BITECH PHARMA, INC. (F/K/A CHINA RX HOLDINGS, INC.) & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2006 & 2005

	Years ended June 30,
Cash flows from operating activities:	2006	2005
Net income	457	886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	322	251
Provision for doubtful accounts	379	80
Provision for inventories	(82)
Deferred income taxes	(13)	(49)
Gain on sales of investment securities	(5)
Investment loss	28

Changes in operating assets and liabilities:
Accounts receivables and other receivables	(2,590)	(561)
Inventories	(231)	(92)
Advances to suppliers	(43)	30
Other current assets	48
Accounts payables	319	156
Advances from customers	(34)
Accrual expenses and income tax payables	(156)
Other current liabilities	275	210

Net cash provided by/(used in) operating activities	(1,326)	911

Cash flows from investing activities
Cash from Xingye Acquisition		127
Proceeds from sale of investment securities	1,464
Investment in affiliate	(28)
Purchase of investment securities	(50)	(1,553)
Purchase of property, plant and equipment	(230)	(292)
Patent acquisition process	(132)	(111)

Net cash provided by/(used in) investing activities	1,024	(1,829)

Cash flows from financing activities
Capital insertion	100	1,200
Proceeds from short-term debt	213
Repayment of short-term debt	(213)
Proceeds from loan payable to YB-Venture	150
Net cash provided by financing activities	250	1,200

Effect of exchange rate changes on cash and cash equivalents	64

Net increase in cash and cash equivalents	12	282
Cash and cash equivalents, beginning of year	409	127
Cash and cash equivalents, end of year	421	409

Supplementary disclosure of cash flow information:

Cash paid for interest	4	5
Cash paid for income taxes, net	224	15

Supplemental Schedule of noncash investing and financing activities
Purchasing of property and equipment by liabilities	30	26
Contribution to capital of shareholder’s investment in Baite	-	500

The accompanying notes are an integral part of the consolidated financial statements.

1. Group Reorganization, Summary of Operations and Basis of Presentation:

BiTech Pharma, Inc. F/K/A China RX Holdings, Inc. (“the Company”) was incorporated in the State of Delaware on December 28, 2004. On December 29, 2004, BTHC, LLC, a Texas limited liability company (“Ballantrae LLC”) merged with and into China RX.  Ballantrae LLC emerged from Bankruptcy on November 22, 2004 when the United States Bankruptcy Court for the Northern District of Texas Dallas Division (“the Bankruptcy Court”) approved and confirmed the terms of the First Amended Joint Plan of Reorganization (the “Joint Plan”). Pursuant to the Joint Plan, the Company issued 450,000 shares of common stock to certain of Ballantrae LLC’s  creditors.

China RX Holdings, Inc.changed its name to Bitech Pharma, Inc. on January 18, 2006.

On June 30, 2005, the Company acquired the entire issued share capital in each of ProteomTech, Inc. (“PTI”) and First Capital Asia Investments Limited (“First Capital”), through a share exchange (“the Reorganization”) and consequently became the holding company of the subsidiaries now comprising the Group with no significant independent operations.

PTI is a Delaware corporation formed on July 18, 2001, whose principal activity is protein drug research & development, protein refolding contract service and development of PTR Instrument System, an automated system for high-throughput screening of protein refolding conditions in Emeryville, California, USA.

First Capital was incorporated in the British Virgin Islands on July 7, 2003, which is a holding company with no significant independent operations and no significant assets other than the capital stock of Guizhou Baite Pharmaceutical Co., Ltd. (“Baite”), which is located in Guiyang City of Guizhou Province, the People’s Republic of China (“PRC”) and principally engaged in manufacture and sale of medicines. First Capital acquired all the capital stock of Baite of $ 500,000 on January 4, 2005. Purchasing method was applied in recording this transaction.

Baite is principally engaged in the production and sale of medicines, mainly including Naoningsu Capsule, Danlingxinshu Capsule, Lingzhi Capsule, Liuweimuxiang Capsule, Gengyi Capsule, Anbianxilin Capsule, Piles Water, Piles Bolt, Antelope Rheum Capsule and Huichuanruyi Capsule, which were all approved by PRC State Food and Drug Administration (“SFDA”).  The Company also gained the GMP certification Issued by SFDA, which was required for pharmaceutical production in PRC.  Baite’s revenues have all been generated in the PRC.

The Reorganization involved companies under common control, and the Group resulting from the Reorganization are regarded as a continuing group. Accordingly, the Reorganization has been accounted for on the basis of merger accounting, under which the consolidated accounts have been prepared as if the Company had been the holding company of the other companies comprising the Group throughout the year ended June 30, 2005, rather than from the date on which the Reorganization was completed. The comparative figures as of June 30, 2006 and the year ended June 30, 2005 have been presented on the same basis.

2. Significant Accounting Policies:

Group Accounting
The consolidated financial statements include those of the Company and its subsidiaries. All significant intercompany balances and transactions, including intercompany profits and unrealized gains and losses are eliminated on consolidation; unrealized losses are also eliminated unless cost cannot be recovered. Consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

Subsidiaries
Subsidiaries, which are those entities in which the Company has an interest of more than one half of the voting rights or otherwise has power to govern the financial and operating policies are consolidated.

In the Company’s consolidated financial statements, the Company’s share of the post-acquisition profits or losses of subsidiaries is recognized in the statement of operations and its share of post-acquisition movements in reserves is recognized in reserves. An assessment of interest in subsidiaries is performed when there is an indication that asset has been impaired or the impairment losses recognized in prior years no longer exist.

Foreign Currency Translation
The Company maintains its books and records in USD.
The functional currency of the Baite is Renminbi (RMB). For financial reporting purpose the functional currency is translated into United States dollars (USD) at the exchange stipulated by the People’s Bank of China at the balance sheet date (June 30, 2006: USD1.00=RMB7.9956, June 30, 2005: USD1.00=RMB8.28), except for the paid-in capital, which is at historic rate. The Chinese government changed its policy of being fixed against the US$ to a package of currencies on July 21, 2005. Translation adjustments may occur in the reports.

Revenue Recognition
Revenue from the sale of goods is recognized when significant risks and rewards of ownership of the goods are transferred to the buyer, the Group retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold, and it is probable that the economic benefit associated with the transaction will flow to the Group and the relevant revenue and costs can be measured reliably.

Revenue and cost of sales are shown net of estimated returns. There is no sales discount in revenue. There is no purchase discount in cost of sales either.
Revenue from service contracts rendered is recognized when the invoice is issued according to the service contract with the customer.
License fee income represented income from sale of exclusive sublicense, which was recognized when the license agreement was executed.

Grant Income
The Group received four grant rewards from National Institute of Health in Department of Health and Human Services to support various projects which last one or two years. Award recipients are responsible for reporting inventions derived or reduced to practice in the performance of work under each grant.

These awards are based on the applications submitted by the Group which outlines various cost calculations teamed up with outside researchers. However, recommended future year total cost support is subject to the availability of funds and satisfactory progress of each project. Grant income is recognized on a cost reimbursement basis consistent with the performance requirements of the related grant.

Research and Development Expense
Research and development expenditures are expensed as incurred.

Advertising Costs
Advertising costs are charged against operations during the period incurred except for direct-response advertising costs, which are capitalized and amortized over periods not exceeding one year. The Group did not incur any direct-response advertising costs during the reporting periods.

Shipping and Handling Costs
Shipping and handling costs were recorded on accrual basis and classified as operating expenses in the income statement.

Cash and cash equivalents
Cash and cash equivalents consist of unrestricted cash accounts, which are not subject to withdrawal restrictions or penalties, and highly-liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value.

Accounts Receivables
Accounts receivables are carried at original invoice amount less provision made for impairment of these receivables. A provision for impairment of receivables is established when there is objective evidence that the Group will not be able to collect all amounts due according to the original terms of the receivables. The amount of the provision is the difference between the carrying amount and the recoverable amount, being the present value of expected cash flows, discounted at the market rate of interest for similar borrowers.

Other Receivables, net
Other receivables are carried at cost less provision made for impairment of these receivables. A provision for impairment of receivables is established when there is objective evidence that the Group will not be able to collect all amounts due according to the original terms of receivables, which are normally one year. The amount of the provision is the difference between the carrying amount and the recoverable amount, being the present value of expected cash flows, discounted at the market rate of interest for similar borrowers.

Accounting for bad debts:
(1) Criteria for recognition of bad debts
Bad debts are recognized in the following circumstances:
The irrecoverable amount of a bankrupt debtor exists after pursuing the statutory procedures.
The irrecoverable amount of a debtor exists who has deceased and has insufficient estate to repay.
The amount owed by a debtor who is unable to repay the obligations after the debts fall due, and the amount is irrecoverable or unlikely to be recovered as demonstrated by sufficient evidence.
(2)Accounting treatment for bad debt losses
Bad debt is accounted for using the allowance method and provided according to the recoverability of receivables accounts that are determined based on relevant information such as past experience, actual financial position and cash flows of the debtors, as well as other relevant information.

Inventories
Inventories include raw materials, work in progress, finished goods and packaging materials, and are presented at the lower of cost or net realizable value.

Inventories are stated at lower of cost or market value using the moving average method. The cost of finished goods and work in progress are comprised of raw materials, direct labor and an allocation of all production overhead expenditures incurred based on normal operating capacity.

Provisions for declines in the value of inventories are determined on an item-by-item basis when the carrying value of the inventories is higher than their net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated costs to completion and estimated costs necessary to make the sale.

Investment in Securities
Pursuant to Statement of Financial Accounting Standards No. 115, the Group’s securities investments that are bought and held principally for the purpose of generating profits on short-term differences in price are classified as “trading securities”. Securities that the Group has the positive intent and ability to hold to maturity are classified as “held-to-maturity securities”. Securities investments not classified as either trading securities or held-to-maturity securities are classified as available-for-sale securities. Those available-for-sale securities are recorded at fair value in investments on the balance sheet, with the change in fair value during the period excluded from earnings and recorded as a component of other comprehensive income, with the Group’s cumulative unrealized gain or loss presented as a separate component of stockholders’ equity.

As of June 30, 2006, the Group’s investment in equity securities includes only available-for-sale securities and is summarized as follows:

	Years ended June 30,
	2006	2005
Investment in equity securities at cost	148	1,553
Add: unrealized gain	-	4
	148	1,557

For the cost method of the securities sold, for mutual fund securities the average cost method is used, for all other securities the FIFO method is used.

Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method to allocate the cost of the assets to their estimated residual values over their estimated useful lives.

The estimated useful lives and estimated residual values expressed as a percentage of cost are as follows:

	Estimated useful lives	Estimated residual value
Electronic equipment	2 - 5 years	0 - 5%
Office Furniture & Equipment	5 years	-
Lab Furniture and Equipment	5 years	-
Tools	5 years	-
Machinery	5 - 10 years	5 - 10%
Vehicles	5 - 10 years	5%
Leasehold Improvements	5 - 5.75 years	-

Where the carrying amount of an asset is greater than its estimated recoverable amount, it is written down immediately to its recoverable amount.

Repair and maintenance are charged to the income statement during the financial period in which they are incurred. The cost of major renovations is included in the carrying amount of the asset when it is probable that future economic benefits in excess of the originally assessed standard of performance of the existing asset will flow to the Group. Major renovations are depreciated over the remaining useful life of the related assets.

License and Patent
Patent costs are recorded as an asset when they are incurred. As soon as the patent is approved, the patent costs are amortized over the remaining life of the patent on the approval date. The Group will write off the patent costs when specific patent applications fail.

License fees associated with the process of getting patents approved are amortized over 20 years.

Operating Leases
Leases where a significant portion of the risks and rewards of ownership are retained by the lessor are classified as operating leases. Payments made under operating leases are charged to the income statement on a straight-line basis over the period of lease.

Income taxes
Income taxes are computed using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Group’s financial statements or tax return. In estimating future tax consequence, the Group generally considers all expected future events other than enactment of changes in tax law or rates. If the future tax situation is uncertain, no deferred tax assets and liabilities are set up in the financial statements. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recorded.

Net Income per Common Share
Net income per common share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic Earnings Per Share is calculated by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for each period. Diluted Earnings per share is the same as Basic Earnings Per Share since no common stock equivalents were outstanding for the years ended June 30, 2006 and 2005.

Employee benefits
For PTI employees, each participating employee can elect to contribute a percent of his compensation (maximum of 100%) to his 401(K) account, and PTI matches it with the lesser of the 4% of the employee’s compensation, or the amount he elects to contribute. The participant’s contribution is deducted from each paycheck. PTI sends a check, including employee’s contribution and PTI’s match, to Charles Schwab every month. Charles Schwab then deposits each participant’s own contribution and PTI’s match to his personal account.

Pursuant to the PRC laws and regulations, contributions to the basic social insurance including pension for the Baite’s local staff are to be made monthly to a government agency based on 60% of the standard salary set by the provincial government. Baite is responsible for paying the social insurance at the rate of 30.7%, and the staff is responsible for paying the social insurance at the rate of 11%. The government agency is responsible for the pension liabilities relating to such staff on their retirement. Baite accounts for these contributions on an accrual basis and charges the related contributions to income in the year the contributions relate.

Fair Value of Financial Instruments
The Group’s financial instruments consist of cash and cash equivalents, investment in securities, accounts receivable, prepaid expenses, rental deposit, accounts payable and accrued expenses, loan payable to YB Venture, and accrued salaries. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of those financial instruments approximates their carrying value, unless otherwise noted.

Concentration of Credit Risk
Statement of Financial Accounting Standards No.105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk”, requires disclosure of information about financial instruments with off-balance-sheet risk and financial instruments with concentrations of credit risk. Financial instruments that subject the Group to concentrations of credit risk consist principally of accounts receivable, advances to suppliers and other receivables.

The Group’s clients are primarily pharmaceutical trading companies or clients in biotech, medical research and pharmaceutical R&D communities. There were two customers accounted for 58% and 13% of the Group’s net revenue respectively in twelve months ended June 30, 2006. One is Guizhou YIBAI Pharmaceutical Co. a former related party. The receivable balance due from this customer as of June 30, 2006 was $1,213 thousands. The other one is Shandong SAIKESAISI Pharmacy & Science Ltd. The receivable balance due from this customer as of June 30, 2006 was nil. Except for those two customers, no other customers accounted for more than 10% of the Group’s net revenue. In the year ended June 30, 2005, one customer accounted for 64% of the Group’s net revenues. The receivable balance due from this customer as of June 30, 2005 was nil. Except for that client, no other clients accounted for more than 10% of the Group’s net revenues in the 2005 fiscal year.

Concentrations of credit risk with respect to accounts receivable are limited to a degree due to the large number of clients comprising the Group’s client base. The Group performs ongoing credit evaluations of client’s financial condition and, generally, does not require collateral. The Group maintains reserves for potential credit losses and these losses, in the aggregate, have historically not exceeded estimates.

Credit Risk for Cash Deposits and Cash Equivalents
The Group maintains its cash in bank deposit accounts that may exceed federally insured limits. The Group has not experienced any losses in such accounts.

The Group also maintains cash balances in money market funds. Such money market funds are not federally insured, but they are regulated as to the quality, maturity and diversity of the securities in which they invest.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Segment Information
The Group conducts the majority of its business activities in production and sales of medicines and drug research contract services (see Note 1). These segments are determined primarily because the senior management makes key operating decisions and assesses performance of the segments separately. The accounting policies of the Group’s segments are the same as those described in the accounting policies in Note 2. The Group evaluates performance based on profit from operations. Segment assets consist primarily of property, plant and equipment, inventories, receivables, operating cash and other assets. Segment liabilities comprise operating liabilities. Capital expenditure comprises additions to property, plant and equipment.

An analysis by business segment is as follows:

	US		PRC		Elimination		Total
	Business of Drug Research		Business of Sales of Medicine
	Years ended June 30,		Years ended June 30,		Years June	ended 30	Years ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Revenues
- External	1,804	2,607	4,310	1,321		-	6,114	3,928
Segment operating income/(loss)	-701	235	1,204	176	-283	-	220	411
Interest (income)/expense	1	-	1	-2		-	2	-2
Dividend income	51	4		-		-	51	4
Grant and other income, net	383	486		21		-	383	507
Tax provision	2	1	156	33		-	158	34
Net profit/(loss)	-307	724	1,047	162	-283	-	457	886
Segment assets	2,745	2,912	3,630	2,169	-169	-50	6,206	5,031
- Segment long-lived assets	903	962	355	252	-4	-	1,254	1,214
Segment liabilities	272	227	1,846	1,507	120	-50	2,238	1,684
Capital expenditure	60	245	170	74		-	230	319
Non-cash expenses							-	-
- Depreciation	253	223	63	22		-	316	245
- Amortization	6	6		-		-	6	6
- Provision for doubtful accounts	106	-	273	80		-	379	80

4. Revenue and Foreign Operations
PTI sublicensed another proprietary Technology under an exclusive Technology License Agreements to a former related party. The sublicense fees of the Technologies were for USD1.5 million and USD2.8 million in 2006 and 2005 respectively. In addition, the company is entitled to receive a percentage of future sales by the Licensee.

The License Agreement allows the Licensee to develop, provide, market and sell licensed products on processes. The term of the License Agreement will expire simultaneously upon the expiration of the underlying patents.

The transactions as above were the sole export sales of the Group for the years ended June 30, 2006 and 2005.

5. Operating Expenses:

	Years ended June 30,
	2006	2005
Advertising	56	9
Amortization of other assets	10	6
Depreciation	263	245
Legal and accounting	410	213
Meals and entertainment	34
Provision for doubtful accounts	379	80
Provision for inventories	-83
Rental	417	415
Research and Development	319
Shipping and handling costs	25	12
Staff cost	1147	916
Supplies	220	162
Telecommunication	23
Traveling	419	148
Insurance expense	93
Property loss	55
Reconstruction cost	16
Others	397	826
	4,200	3,032

6. Income Tax Provision:
Income tax consists of US income tax and PRC enterprise income tax. PRC income tax is provided on the basis of the profit for statutory financial reporting purposes, adjusted for income and expense items, which are assessable or deductible for income tax purposes.

Details of taxation charged to the statement of operations during the reporting periods were as follows:

	Years ended June 30,
	2006	2005
Provision for enterprise income tax
- US income tax	2	1
- PRC enterprise income tax	169	82
Deferred tax (income) resulting from provision for doubtful accounts	(43)	(12)
Deferred tax expense/(income) resulting from provision for inventories	13	(20)
Deferred tax (income) resulting from provision for R&D	17	(17)
	158	34

7. Accounts Receivable, Net:

	June 30,
	2006	2005
Accounts receivable	3,788	1,162
Less: provision for doubtful accounts	-505	-179
	3,283	983

Movement of provision for doubtful accounts:

	Years ended June 30,
	2006	2005

At beginning of year	179	1
Acquisition of Baite by First Capital		115
Provision provided during the year	326	63
At end of year	505	179

8. Other Accounts Receivable, Net:

	June 30,
	2006	2005
Other Accounts receivable	251	287
Less: provision for doubtful accounts	-73	-20
	178	267

Movement of provision for doubtful accounts:

	Years ended June 30,
	2006	2005

At beginning of year	20
Acquisition of Baite by First Capital		3
Provision provided during the year	53	17
At end of year	73	20

9. Inventories:

	Years ended June 30,
	2006	2005
Raw materials	68	63
Packaging materials	61	65
Work-in-progress	114	55
Finished goods	569	398
	812	581

Provision for obsolescence	-74	-156
	738	425

At the end of each year, inventories were stated at the lower of cost or net realizable value.

10. Deferred tax asset:
Deferred taxation is calculated in full on temporary differences under the liability method.

	Provisions for
	Doubtful accounts	Inventories	R&D	Total
As of June 30, 2005	29	24	17	70

Credit to the statement of operations	43	-13	-17	13
As of June 30, 2006	72	11	0	83

11. Property, Plant and Equipment:

	Electronic Equipment	Office Furniture & Equipment	Lab Furniture & Equipment	Computer Software	Machinery	Tools	Vehicles	Leasehold Improvements	Others	Total
Cost
As of June 30,2005	259	29	988	-	182	4	145	88	-	1,695
As of June 30,2006	167	29	1,046	110	212	4	169	90	98	1,925
Accumulated Depreciation	-	-	-	-	-	-	-	-	-	-
As of June 30,2005	188	21	492	-	49	3	86	33	-	872
As of June 30,2006	106	26	695	108	53	4	114	50	32	1,188
Net Book value	-	-	-	-	-	-	-	-	-	-
As of June 30,2005	71	8	496	-	133	1	59	55	-	823
As of June 30,2006	61	3	351	2	159	-	55	40	66	737

12. Intangible Assets
The Group is entitled to the use of a trademark which it co-developed with a former related party in 2004 under a co-branding arrangement. No amounts have been imputed by the Group as the costs are impractical to estimate. The term of the trademark is for a period of four years and will expire in September 2008.

13. Other Assets
Other assets included rental deposit, licenses and patents were as follows:

	June 30,
	2006	2005
Rental deposit	37	37
License	120	120
Patent	387	255
	544	412
Accumulated amortization	-27	-21
	517	391

 The approved patent and related patent costs are amortized on a straight line bases over the estimated economic lives of the patents, which is generally 20 years and commences at the time the patent is awarded. The estimated aggregate amortization expense for each of the five succeeding fiscal years will be as follows:

Fiscal year	Amortization expense
2007	6
2008	6
2009	6
2010	6
2011	6
Total	30

14òAccrued Expenses

	June 30,
	2006	2005
accounting fee	129	38
marketing expenses	103	110
selling expenses	45	113
patent	37	4
research expenses	26	-
fixed asset	-	67
supplies-lab	5	8
rental	-	109
miscellaneous	3	11
Total	348	460

15. Advances from customers

For the advances from customers, these are not related refundable fees for service and sales.

16. Other current liabilities

	June 30,
	2006	2005
Other Payables	758	594
Social insurances	57	62
VAT Payable	109	-5
miscellaneous	15	13
Total	939	664

17. Common Stock
On June 30, 2005, the Company entered into a share exchange agreement with PTI and First Capital. 11,505,102 shares of common stock were issued as consideration for acquisition of subsidiaries of the Group. Total issued and outstanding shares as at June 30, 2006 and 2005 were 12,755,102 shares of USD0.001 par value each.

18. Related Party Transactions:
Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control of common significant influence.

The Company’s US subsidiary PTI borrowed a short-term loan from YB Venture in the amount of $150,000. This loan was unsecured, non-interest bearing and due in three months. PTI paid back the loan to YB Venture on August 1, 2006. Mr. John Bao, YB Venture’s CEO, is also BiTech Pharma’s CEO and PTI’s acting CEO.

19. Commitments and Contingencies:
(a) Capital commitments
As of June 30, 2006 and 2005, there were no material capital commitments.
(b) Operating lease commitments
The Group entered into operating leases for its laboratory facility in California U.S. and plant and machineries in Guiyang, P.R.C., which will expire in 2010. Rentals were calculated on monthly basis. Total future minimum lease payments under these non-cancellable operating leases were as follows:

	June 30,
	2006	2005
Not more than 1 year	222	282
More than 1 year but not more than 2 years	164	282
More than 2 years but not more than 3 years	164	56
More than 3 years but not more than 4 years	164	36
More than 4 years but not more than 5 years	133	36
More than 5 years	8	18
	855	710

(c) Contingencies

The Group is liable for obligations in normal course of business. Contingent liabilities also include warranty obligations along with lawsuits and disputes arising in the normal course of business. Management believes that such matters have been adequately provided for in the financial statements.

20. Fair Value of Financial Instruments:
The group’s financial instruments consist of cash and cash equivalents, investment in securities, accounts receivable, prepaid expense, rental deposit, accounts payable and accrued expenses, loan payable to YB Venture, and accrued salaries. Unless otherwise noted, it is management’s opinion that the company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of those financial instruments approximates their carrying value.

21. Recent Accounting Pronouncements
In December 2003, the FASB issued FASB Interpretation No. 46 (Revised) (“FIN 46”), Consolidation of Variable Interest Entities (“VIE”). Public entities must apply FIN 46 to VIEs that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. Public entities that are small business issuers shall apply FIN 46 to all other VIEs no later than the first reporting period that ends after December 15, 2004. The adoption of this standard will not have a material impact on the Group’s financial statements.

In November, 2004, the FASB issued FASB Statement No. 151, “Inventory Costs - an amendment of ARB No.43, Chapter 4” (FAS 151), which is the result of its efforts to converge U.S. accounting standards for inventories with International Financial Reporting Standards. This statement requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS 141 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard will not have a material impact on the Group’s financial statements.

In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Non-monetary Assets” (FAS 153), which amends APB Opinion No. 29, “Accounting for Non-monetary Transactions”, to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 53, exchange of non-monetary assets, except for exchange of non-monetary assets that do not have commercial substance should be measured based on the fair value of the assets exchanged. The provisions of this Statement shall be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Group is currently assessing the impact of the standard on its financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 154 on its consolidated financial statements.